Form 10-Q
period 1995-09-30
SILVER SCREEN PARTNERS L P
filed 1995-11-15
CIK 715082

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

          (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from.................to...........

Commission file number 0-11949

                          SILVER SCREEN PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  (Exact name of registrant as specified in its
                Certificate and Agreement of Limited Partnership)

Delaware                                              13-3163899
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

936 Broadway
New York, New York                                    10010
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code (212) 995-7600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such requirements for the past 90 days.

                         YES  X     NO
                             ---       ---

                          PART I. FINANCIAL INFORMATION

   Item 1.   Financial Statements.

     The financial information set forth below is set forth in the September 30, 1995 Third Quarter Report of Silver Screen Partners, L.P. (the "Partnership") filed herewith as Exhibit 20 and is incorporated herein by reference.

               Balance Sheets -- September 30, 1995 and December 31, 1994.

               Statements of Operations -- For the Three and Nine Months ended September 30, 1995 and 1994.

               Statements of Partners' Equity -- For the Nine Months ended September 30, 1995 and the Year ended December 31, 1994.

               Statements of Cash Flows -- For the Nine Months ended September 30, 1995 and 1994.

               Notes to Financial Statements.

     The financial statements included herein are unaudited. In the opinion of the management of the Partnership, all adjustments necessary for a fair presentation of the results of operations have been included and all adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results of operations which may be expected for the entire year.

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   Results of Operations

     Revenues for the nine months and quarter ended September 30, 1995 were approximately $144,000, and $49,000, respectively, as compared with approximately $104,000 and $38,000 for the comparable nine months and quarter of 1994. Revenues for the first nine months and third quarter of 1995 consisted of film revenues of approximately $7,000 and $4,000, respectively, and investment revenues of approximately $136,000 and $46,000, respectively, while those for the comparable periods in 1994 consisted of film revenues of approximately $13,000 and $4,000 and investment revenues of approximately $92,000 and $35,000. Film revenues continue to be infrequent and unpredictable. Film revenues decreased by approximately $6,000 from 1994 to 1995. Interest income increased by approximately $44,000 due to an increase in interest rates. Interest rates for the first nine months of 1995 ranged from 5.67% to 6.04%, while those for the comparable period in 1994 ranged from 3.07% to 4.75%.

     Expenses for the nine months and quarter ended September 30, 1995 were approximately $124,000 and $31,000, respectively, as compared with approximately $154,000 and $41,000 for the comparable period in 1994. The Partnership expenses decreased by approximately $30,000, consisting of a reduction of $13,000 for expenses relating to the reporting to the limited partners and $16,000 of payroll related expenses.

     The Partnership generated a net income before taxes of approximately $20,000 for the nine months ended September 30, 1995, as compared with net loss of approximately $49,000 for the comparable period in 1994. The increase in net income is the result of higher interest rates, and a reduction of expense in general. The Partnership established a reserve for income taxes of $746,000 during the nine months ended September 30, 1995 resulting in a net loss after income taxes of approximately $726,000.

     The Partnership pre-licensed certain television rights (which became available one year after theatrical release) on all of its films to a subsidiary of HBO for a price determined by a formula designed to assure the Partnership a return of 100% of its original investment in each completed film. As part of this arrangement, HBO agreed to pay a minimum license fee of 50% of the Partnership's investment in each film without regard to other film revenues earned. Amounts due to the Partnership from HBO were payable five years after the United States theatrical release of each film, but not later than August 31, 1991. The Partnership has received substantially all film revenues and the full amount of license fees from HBO.

     The Partnership financed seven films, all have been completed and released in most media. Total budgets amounted to approximately $73,800,000, of which all has been expended. Accordingly, all Partnership funds have been committed and the Partnership will not finance or purchase any additional motion pictures.

     The seven Partnership films are: "Flashpoint," released on August 31, 1984; "Heaven Help Us," released on February 8, 1985; "Volunteers," released on August 16, 1985; "Sweet Dreams," released on October 2, 1985; "Head Office," released on January 3, 1986; "The Hitcher," released on February 21, 1986; and "Odd Jobs," released on March 7, 1986.

     By the end of 1993, the U.S. home video rights to the Partnership's films reverted back to the Partnership. The Partnership plans to sell these rights, along with any other residual rights to the films, and distribute net proceeds received from such sale to the investors. The Partnership does not expect these revenues to be significant. Until then, it is unlikely that the films will generate additional revenue and therefore no cash distributions to investors are planned.

     During the quarter ended September 30, 1995, the Partnership made no cash distributions to the Partners because revenues generated were insufficient to warrant a distribution.

   Liquidity and Capital Resources

     As of September 30, 1995, the General Partners' capital accounts reflect a deficit of $728,963. In view of the Partnership's limited requirements for liquidity, short and long term evaluations do not anticipate any effect of current capital account balances on the Partnership's cash flow.

     The Partnership has no material requirements for liquidity in excess of reserves for the contingency referred to in Note 3 to the financial statements (see following paragraphs) and the general and administrative expenses and quarterly distributions to holders of Units of limited partnership interests. Such sources are considered adequate for such needs.

     The Partnership received assessments from the New York City Department of Finance for unincorporated business tax of $414,801 covering the period from June 8, 1983 (inception) through December 31, 1985 and $261,086 covering the period from January 1, 1986 through December 31, 1990. Further, it is anticipated that additional assessments, approximating $70,000, will be issued for the years subsequent to December 31, 1990. All assessments are subject to interest at a rate which has fluctuated over the years from 6% to 12% and is currently at 9%.

     As a result of an administrative hearing held with the New York City Department of Finance, a determination (the "ALJ Determination") was recently rendered to the Partnership upholding the assessment for the period from June 8, 1983 through December 31, 1985.

     On March 1, 1995, the Partnership, through counsel, denied liability to the unincorporated business tax and appealed the ALJ Determination to the Commissioners of the Tax Appeals Tribunal, also a New York City administrative body.

     The Partnership intends to vigorously contest the ALJ Determination. If the Partnership is successful, barring unforeseen delays, the matter could be concluded within 1995. If the Partnership is obliged to seek judicial review of an adverse agency action, the pendency of this matter could be prolonged. There can be no assurance that the Partnership will prevail in its position.

   Item 3.   Selected Financial Data

SILVER SCREEN PARTNERS, L.P.

                          Three Months        Nine Months        Three Months         Nine Months
                                 Ended              Ended               Ended               Ended
                        Sept. 30, 1995     Sept. 30, 1995      Sept. 30, 1994      Sept. 30, 1994
                        --------------     --------------      --------------      --------------
Revenues:
  Film revenues              $   3,510          $   7,411           $   3,391           $  12,764
  Interest income               45,721            136,230              34,900              91,564
                             ---------          ---------           ---------           ---------
                                49,231            143,641              38,291             104,328

Costs and Expenses:
  General and
    administrative
    expenses                    30,607            123,777              41,422             153,698
  Income tax                      --              746,000                --                  --
                             ---------          ---------           ---------           ---------
Net income (loss)            $  18,624          $(726,136)          $  (3,131)          $ (49,370)
                             =========          =========           =========           =========

Net income per
  $500 limited
  partnership unit
  (based on 165,639
  Units outstanding)         $    0.11          $   (4.34)          $   (0.02)          $   (0.30)
                             =========          =========           =========           =========

Cash distribution
  per $500 limited
  partnership unit           $    0.00          $    0.00           $    0.00           $    0.00
                             =========          =========           =========           =========

                                           Sept. 30, 1995                          Sept. 30, 1994
                                           --------------                          --------------
Total assets                                   $3,102,435                              $3,055,845
                                          ===============                          ==============

                        See notes to financial statements

                           PART II. OTHER INFORMATION

   Item 6.   Exhibits and Reports on Form 8-K.

        (a)  Exhibits:

             Exhibit 20  --  1995 Third Quarter Report

             Exhibit 27  --  to be filed supplementally

        (b)  The Partnership did not file any reports on Form
             8-K during the quarter ended September 30, 1995.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SILVER SCREEN PARTNERS, L.P.,
                                   a Delaware limited partnership


                                   By:      Silver Screen Management, Inc.,
                                            Managing General Partner


Date: November 14, 1995            By:   /s/ Roland W. Betts
                                         --------------------------
                                         Roland W. Betts, President