Form 10-K
period 1995-12-31
SILVER SCREEN PARTNERS L P
filed 1996-03-29
CIK 715082

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

         [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from..............to..................

Commission file number 0-11949

                          SILVER SCREEN PARTNERS, L.P.
                        (a Delaware Limited Partnership)
                  (Exact name of registrant as specified in its
                Certificate and Agreement of Limited Partnership)

Delaware                            13-3163899
-------------------------------     ----------------
(State or other jurisdiction of     (I.R.S. Employer
 incorporation or organization)      Identification No.)

Chelsea Piers - Pier 62, Ste. 300
New York, New York                          10011
----------------------------------------    ----------
(Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code (212) 336-6700

Securities registered pursuant to Section 12(b) of the Act:   NONE

Securities registered pursuant to Section 12(g) of the Act:


                      UNITS OF LIMITED PARTNERSHIP INTEREST

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                    YES   X                   NO
                                        -----                    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                     PART I

ITEM 1.  BUSINESS.

     Silver Screen Partners, L.P. ("Silver Screen") was organized in June 1983 to provide full financing for, own and exploit feature-length theatrical motion pictures. A public offering of units of limited partnership interests was completed in June 1983, which raised $82.8 million. After payment of offering costs and fees, approximately $74 million was available for investment in films (the "Partnership Contribution").

     Silver Screen financed seven films, all of which have been completed and released in most media. As of December 31, 1995, total budgets amounted to approximately $73,800,000, of which substantially all has been expended. Accordingly, the Partnership Contribution has been fully committed and Silver Screen will not finance or purchase any additional motion pictures.

     The seven Silver Screen films (the "Films") are: "Flashpoint," released on August 31, 1984; "Heaven Help Us," released on February 8, 1985; "Volunteers," released on August 16, 1985; "Sweet Dreams," released on October 2, 1985; "Head Office," released on January 3, 1986; "The Hitcher," released on February 21, 1986; and "Odd Jobs," released on March 7, 1986.

     The business of Silver Screen is managed by Silver Screen Management, Inc., a Delaware corporation which is a general partner of Silver Screen (the "Managing General Partner"). The Managing General Partner supervises Silver
Screen's investment in each film, monitors the flow of revenues and is responsible for the preparation of reports and tax information to be provided to the Limited Partners.

HBO License Agreement
---------------------

     Silver Screen pre-licensed certain television rights in all of its films to HBO Pictures, Inc. ("HBO"), a wholly-owned subsidiary of Home Box Office, Inc., which in turn is a wholly-owned subsidiary of Time Warner Inc., for a price determined by a formula designed to assure Silver Screen a return of not less than 100% of its investment in each completed film, on a film-by-film basis. The License Agreement (the "License Agreement") dated as of April 29, 1983 between Silver Screen and HBO granted to HBO (i) all U.S. pay and syndicated television rights, (ii) all Canadian pay, network and syndicated television rights, and
(iii) worldwide English language pay television rights, including cable, satellite and microwave rights. Silver Screen has retained U.S. broadcast network rights, subject to the right of HBO to receive 25% of the network license fee and under certain circumstances to acquire the ownership of such rights. Such network rights have not been licensed. The Managing General Partner does not believe that there is a market for these rights.

     The license fee payable by HBO to Silver Screen is equal to 50% of the ("Film Cost") of each film, as defined in the License Agreement. Pursuant to the License Agreement, if Silver Screen's revenues from a particular film, excluding the license fee, do not equal or exceed 50% of the Film Cost, HBO will pay Silver Screen a Revenue Shortfall Payment equal to the amount by which the Film Cost exceeds the aggregate of the license fee, performance bonus payments and other revenues received by Silver Screen in respect of such film. Home Box Office, Inc. has guaranteed the payment obligations of its subsidiary to Silver Screen under the License Agreement. All license fees have been received.

Other Distribution
------------------

     The Managing General Partner oversees and directs the marketing and distribution of those rights in Silver Screen films not licensed to HBO under the License Agreement. Silver Screen has entered into two agreements with respect to the theatrical distribution of motion pictures in the United States and overseas.

     Silver Screen's theatrical film distribution agreement with Tri-Star Pictures ("Tri-Star") provided for the license by Silver Screen to Tri-Star of the right to distribute Silver Screen's films theatrically and non-theatrically in the United States and Canada. All of Silver Screen's films have been so released. Substantially all revenues anticipated from Tri-Star's distribution agreement have been received.

     Silver Screen has also entered into a film distribution agreement with THORN EMI Screen Entertainment Ltd. The distribution rights were subsequently purchased by unaffiliated distributors. The agreement provided for certain minimum guarantees to be paid to Silver Screen within three months after the first foreign release of each film, all of which have been paid. All revenues anticipated from THORN EMI Screen Entertainment Ltd.'s distribution agreement have been received.

     Silver Screen has also entered into an agreement with HBO Video, Inc. ("HBOV"), a wholly-owned subsidiary of Home Box Office, Inc., pursuant to which HBOV has manufactured and distributed home video software of all the Silver
Screen films in the United States and Canada. The agreement provided for a minimum guarantee (calculated as a percentage of the final film cost) to be paid to Silver Screen with respect to each film, all of which have been paid. The guarantee is a non-refundable advance against a royalty for each film calculated on the basis of the gross revenues received by HBOV in respect of such film. Substantially all revenues anticipated to be received from HBOV have been received.

Competition
-----------

     Silver Screen is in competition with other institutions which provide financing for films, some of which have substantially greater financial and personnel resources than the Managing General Partner and Silver Screen. These institutions include the major film studios and television networks. There is also intense competition within the industry for exhibition time at theaters. Competition for distribution in other media is as intense as the competition for theatrical distribution.

Employees
---------

     Silver Screen has no employees. Silver Screen is administered by the staff of the Managing General Partner.

ITEM 2.   PROPERTIES.

     Silver Screen neither owns nor leases any physical properties. The Managing General Partner leases offices in New York, New York.

ITEM 3.   LEGAL PROCEEDINGS.

     Silver Screen is currently contesting an Unincorporated Business Tax obligation for Silver Screen's fiscal years 1983 to 1986 asserted by the City of New York in the principal amount of approximately $676,000 plus accrued interest. (See Note 4 to Financial Statements and Liquidity and Capital Resources).

     Other than as set forth above, Silver Screen knows of no legal proceedings of a material nature to which it is a party or of which any of its properties is the subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders during the quarter ended December 31, 1995.


                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S UNITS OF LIMITED
          PARTNERSHIP INTEREST AND RELATED SECURITY HOLDER
          MATTERS.

     As of January 31, 1996, there were 12,975 Limited Partners of record holding an aggregate of 165,639 limited partnership units of Silver Screen (the "Units"). The Units are not traded securities in any established trading market.

     The Certificate and Agreement of Limited Partnership of the Partnership (the "Certificate") provides for quarterly distributions to Limited Partners out of receipts from operations, net of certain expenses and reserves. No distributions were made to the Limited Partners in 1995 and 1994 because revenues generated were insufficient to warrant a distribution.

ITEM 6.   SELECTED FINANCIAL DATA

                          Year Ended          Year Ended        Year Ended       Year Ended       Year Ended       Year Ended
                          December 31,        December 31,      December 31,     December 31,     December 31,     December 31,
                              1995                 1994             1993            1992             1991             1990
                          ------------        -------------     ------------     ----------       ----------       -----------
Revenues:
Film .....................  $     7,534       $    16,681       $   188,388      $    73,931      $   284,454      $ 9,470,207
Revenues
Interest .................      181,544           132,803           101,626          130,944          572,877          809,556
income
                            -----------       -----------       -----------      -----------      -----------      -----------
                                189,078           149,484           290,014          204,875          857,331       10,279,763
Costs and
Expenses:
General and
administrative
expenses .................      145,536           182,559           175,970          191,164          204,284          533,568
                            -----------       -----------       -----------      -----------      -----------      -----------
Net income
(loss)
before tax ...............       43,542           (33,075)          114,044           13,711          653,047        9,746,195
Unincorporated
business .................      746,000              --                --               --               --               --
tax
                            -----------       -----------       -----------      -----------      -----------      -----------

Net income ...............  ($  702,458)      ($   33,075)      $   114,044      $    13,711      $   653,047      $ 2,547,955
(loss)
                            ===========       ===========       ===========      ===========      ===========      ===========

Net income
(loss)
per $500
limited
partnership
unit
(based on
                                                                                                                       165,639
Units ....................  ($     4.20)      ($     0.20)      $      0.68      $      0.08      $      3.90      $     15.23
outstanding)
                            ===========       ===========       ===========      ===========      ===========      ===========


Cash
distribution
per $500
limited
partnership ..............  $      0.00       $      0.00       $      0.00      $     11.50      $    131.70      $     66.00
unit
                            ===========       ===========       ===========      ===========      ===========      ===========



Total ....................  $ 3,122,546       $ 3,077,147       $ 3,149,860      $ 3,006,650      $ 5,098,912      $28,326,305
assets                      ===========       ===========       ===========      ===========      ===========      ===========


                       See notes to financial statements

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

Results of Operations
---------------------

     The following is an analysis of the results of operations of Silver Screen for the years ended 1995, 1994 and 1993.

     Silver Screen is a partnership and therefore generally not subject to U.S. federal taxes. No provision has been made for federal income taxes with respect to Silver Screen's income since income or loss of Silver Screen is required to be reported by the respective partners on their income tax returns.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994.
----------------------------------------------------------------------

     Net loss for the year ended December 31, 1995 was approximately $702,000 compared to net loss of approximately $33,000 for the year ended December 31, 1994. Revenues for the year ended December 31, 1995 consisted of film revenues of approximately $8,000 compared to $17,000 for the year ended December 31, 1994. Film revenues continue to be infrequent and unpredictable.

     Interest income generated by liquid investments for the year ended December 31, 1995 was approximately $182,000 compared to $133,000 in interest income for the prior year. Interest income increased approximately $49,000 as a result of higher interest rates in 1995. Interest rates for 1995 ranged from 5.67% to 6.04%, while those for 1994 ranged from 3.07% to 5.75%. General and administrative expenses decreased approximately $37,000 from 1994 to 1995, consisting primarily of a reduction of $16,000 in costs related to reporting to the limited partners and of approximately $20,000 of payroll related expenses.

     During 1995 the Partnership added $746,000 to the contingency, a reserve for unincorporated business tax, resulting in a net loss after taxes of approximately $702,000.

Year Ended December 31, 1994 Compared to Year Ended December 31, 1993
---------------------------------------------------------------------

     Net loss for the year ended December 31, 1994 was approximately $33,000 compared to net income of approximately $114,000 for the year ended December 31, 1993. Revenues for the year ended December 31, 1994 consisted of film revenues of approximately $17,000 compared to $188,000 for the year ended December 31, 1993. Film revenues continued to be infrequent and unpredictable. The increase in film revenues in 1993 consisted primarily of sequel rights to "The Hitcher" in the amount of $165,000.

     Interest income generated by liquid investments for the year ended December 31, 1994 was approximately $133,000 compared to $102,000 for the year ended December 31, 1993. Interest income increased by approximately $31,000 as a result of higher interest rates in 1994. Interest rates for 1994 ranged from 3.07% to 5.75%, while those for 1993 ranged from 3.00% to 3.08%. General and administrative expenses increased by approximately $7,000. This increase is due to approximately $20,000 of legal expenses incurred in connection with the tax dispute (see Note 4 to the financial statements), while the other expenses decreased by approximately $13,000 as a whole.

Liquidity and Capital Resources
-------------------------------

     As of December 31, 1995, the General Partners' capital account reflects a deficit of $728,727. In view of Silver Screen's limited requirements for liquidity, short and long term evaluations do not anticipate any effect of current capital account balances on Silver Screen's cash flows.

     Inasmuch as the funding obligations of Silver Screen with respect to the financing of the Films have been fully complied with or reserved against, Silver Screen has no significant commitments for capital expenditures and does not intend to enter into any such commitments. Receipts from liquid investments and the licensing of the Films, less reserves established as determined by the Managing General Partner, are the sources of liquidity for Silver Screen. Silver Screen has no material requirements for liquidity in excess of reserves for the contingency referred to in Note 4 to the financial statements (see following paragraphs) and the general and administrative expenses and quarterly distributions to holders of Units of limited partnership interests. Such sources are considered adequate for such needs.

     Silver Screen received assessments from the New York City Department of Finance for unincorporated business tax of $414,801 covering the period from June 8, 1983 (inception) through December 31, 1985 and $261,086 covering the period from January 1, 1986 through December 31, 1990. Further, it is anticipated that additional assessments, approximating $70,000, will be issued for the years subsequent to December 31, 1990. All assessments are subject to interest at a rate which has fluctuated over the years from 6% to 12% and is currently at 9%. An additional reserve of $200,000 was set aside in previous years and is included in the contingency on the balance sheet.

     As a result of a hearing held with the New York City Department of Finance, a determination was rendered to Silver Screen which upholds the assessment of $414,801 covering the period from June 8, 1983 through December 31, 1985.

     On March 1, 1995 Silver Screen, through counsel, denied liability to the unincorporated business tax and appealed the determination to the Commissioners of the Tax Appeals Tribunal, also a New York City administrative body.

     Silver Screen intends to vigorously contest the determination. There can be no assurance that Silver Screen will prevail in its position.

     By the end of 1993, the U.S. home video rights to the Partnership's films reverted back to the Partnership. The Partnership plans to sell these rights, along with any other residual rights to the Films, and distribute any net revenues received from such sale to the investors. However, Silver Screen does not expect these revenues to be significant, and no distributions are anticipated.

     Silver Screen has received all payments from HBO and has recovered at least its full investment in each of its seven Films. All Film revenues (including license fees) are substantially earned. Unless the sale of U.S. home video rights to the Films generate significant revenues, it is unlikely that the Films will generate significant revenues and therefore no cash distributions were made during 1995.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See the financial statements referenced in Item 14 of this annual report.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Silver Screen is a limited partnership managed by the Managing General Partner and has no officers or directors. The Managing General Partner also serves as managing general partner of Silver Screen Partners II, L.P. and Silver Screen Partners III, L.P., limited partnerships formed to finance, own and exploit feature-length motion pictures pursuant to joint venture agreements with Walt Disney Productions ("Disney"). The officers and directors of the Managing General Partner are also officers and directors of Silver Screen Management Services, Inc. ("SSMS"), which serves as managing general partner of Silver Screen Partners IV, L.P., a limited partnership formed to finance, own and exploit feature-length motion pictures pursuant to a joint venture agreement with Disney shortly after the organization of SSMS in 1987. Neither the Limited Partners nor any general partner of Silver Screen other than the Managing General Partner has the power to participate in the management of, have any control over the business of or act for, sign for or bind Silver Screen.

     Roland W. Betts, 49, is the President, Treasurer, a Director, principal shareholder and founder of the Managing General Partner. Mr. Betts is also the President, Treasurer, a Director and principal shareholder of SSMS. He is the Individual General Partner of Silver Screen Partners, L.P., Silver Screen Partners II, L.P., Silver Screen Partners III, L.P. and Silver Screen Partners IV, L.P. Mr. Betts has been President and a Director of International Film Investors, Inc. ("IFI"), which is the Managing General Partner of International Film Investors, L.P., since 1982 and has been an officer since 1980. Mr. Betts is also the individual General Partner of that Partnership. Mr. Betts is also the largest shareholder of the Texas Rangers Baseball Club; and the Chairman and largest shareholder of Chelsea Piers Management, Inc. which is the general partner of Chelsea Piers, L.P., a limited partnership formed to develop and operate a major public recreation and entertainment complex at the Chelsea Piers in New York City. Prior to joining IFI in 1980, Mr. Betts was engaged in the practice of law as an attorney in the Entertainment Department of the law firm of Paul, Weiss, Rifkind, Wharton & Garrison in New York.

     In addition to Mr. Betts, the executive officers and directors of the Managing General Partner are as follows:

         Name                          Positions Held
         ----                          --------------

Paul Bagley                    Chairman of the Board, Director
Tom A. Bernstein               Executive Vice President,
                               Secretary, Director
John A. Tommasini              Director
William Turchyn, Jr.           Director

     Paul Bagley, 53, is the President and CEO of Laidlaw Holdings, Inc. He is also a founding principal of Stone Pine Capital, an investment banking group which owns a controlling interest in Laidlaw. For more than twenty years prior to October 1988, Mr. Bagley was engaged in investment banking activities with Shearson Lehman Hutton Inc. and its predecessor E.F. Hutton, including Executive Vice President, Director, Managing Director, Head of Direct Investment Origination and Manager of Corporate Finance. Mr. Bagley controls Fiduciary Capital, a U.S. registered investment advisor which provides mezzanine debt and equity capital to corporations. He is also Chairman and CEO of American National Security, which provides security services to commercial and residential customers. Mr. Bagley serves as Chairman of the Board of Directors of Silver Screen Management, Inc. and International Film Investors, Inc., which manage film portfolios with aggregate assets of $1.0 billion. Mr. Bagley is also a Director of Logan Machinery Corporation a manufacturer of all-terrain vehicles, and EurekaBank, a Federal Savings Bank. He is also a director of America First Financial Corporation, listed on NASDAQ. Mr. Bagley graduated from the University of California at Berkeley in 1965 with a B.S. in Business and Economics and from Harvard Business School in 1968 with an M.B.A. in Finance.

     Tom A. Bernstein, 43, has been Executive Vice President of the Managing General Partner since June 1983 and Secretary, a Director and a principal shareholder since March 1985. He has also been Executive Vice President,
Secretary, a Director and a principal shareholder of SSMS since its organization. Mr. Bernstein is also President and Treasurer of Chelsea Piers Management, Inc. which is the general partner of the Chelsea Piers, L.P.; and a limited partner in the Texas Rangers Baseball Club. Prior to June 1983, Mr. Bernstein was engaged in the practice of law as an attorney in the Entertainment Department of the law firm of Paul, Weiss, Rifkind, Wharton & Garrison in New York.

     John A. Tommasini, 51, the President of Laidlaw Equities, Inc., a NASD registered broker dealer, has been a Director of the Managing General Partner since 1985 and a Director of SSMS since its organization. He was Senior Vice President of Shearson Lehman Hutton from January 1988 until March 30, 1990. He was associated with E.F. Hutton & Company from 1972 until 1988 and served as First Vice President from January 1985 to January 1988. He is also an Officer and a Director of American National Security, Inc.

     William Turchyn, Jr., 50, has been a Director of the Managing General Partner and SSMS since their respective organizations. He was Executive Vice President of Shearson from January 1988 until April 1989. He was associated with E.F. Hutton & Company Inc. from 1970 until 1988, was named First Vice President in 1982 and served as Senior Vice President from 1983 until January 1988. Mr. Turchyn is presently Senior Managing Director of the Private Client Group at Furman Selz Capital Management.

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table sets forth the fees, income, distributions and the amounts payable to the General Partners of Silver Screen and their affiliates in connection with the management of Silver Screen. The executive officers and directors of the Managing General Partner serve without direct compensation from Silver Screen. Except as set forth below, the General Partners and their affiliates will receive no remuneration of any type whatsoever from Silver Screen in connection with the administration of Silver Screen's affairs.

                            CASH COMPENSATION TABLE1

--------------------------------------------------------------------------------
     (A)                      (B)                             (C)
--------------------------------------------------------------------------------

Name of Entity        Capacities in which        Cash compensation
                        served

Silver Screen          Managing General          Overhead fee calculated at
  Management, Inc.      Partner                  four percent of the Budgeted
                                                 Film Cost of each Film.
                                                 Pursuant to the Partnership
                                                 Agreement, the overhead fee was
                                                 paid in full on January 4,
                                                 1988. In addition, until the
                                                 holders of Units have received
                                                 cash distributions sufficient
                                                 to reduce their Adjusted
                                                 Capital Contributions to zero,
                                                 the Managing General Partner
                                                 will be allocated 0.9% of the
                                                 profits, losses and Disbursable
                                                 Cash; thereafter, the Managing
                                                 General Partner will receive
                                                 14.9% of such items. During
                                                 1995, no cash was distributed
                                                 from Disbursable Cash to The
                                                 Managing General Partner.

Roland W. Betts       Individual General         Mr. Betts is allocated 0.1% of
                       Partner                   the profits, losses and
                                                 Disbursable Cash. Mr. Betts
                                                 received no cash therefrom in
                                                 1995.





----------
1   See definitions below.

Definitions Used in Cash Compensation Table
-------------------------------------------

Initial Capital
Contribution .......... $500 per Unit

Adjusted Capital
Contribution .......... With respect to each Unit, the Initial Capital
                        Contribution reduced by all cash distributions thereon, and increased, at the beginning of each calendar year, by an amount equal to 10% per annum of the balance of the outstanding Initial Capital Contribution as so adjusted from time to time during the preceding year. The Adjusted Capital Contributions differ from the limited partners' capital accounts for tax and accounting purposes.

Disbursable Cash ...... Receipts from operations, after deducting cash used to pay operating expenses (including expenses reimbursable to the Managing General Partner), debt service and amounts used for the creation or restoration of reserves, but without deduction for depreciation or amortization of film investments. Receipts from operations include all items of income, whether ordinary or extraordinary, including sale of Copyright Proceeds, but excluding Production Co-Financing Proceeds (as defined below) used to pay production costs of films.


Production Co-Financing
Proceeds .............. Proceeds from the sale of an equity interest in a film to a third-party investor, not including the sale of the copyright.

Sale of Copyright
Proceeds .............. Proceeds from the sale of the copyright to a third-party investor.

Budgeted Film Cost..... The estimated cost of a film, including contingency reserves and completion bond fees. For the purpose of calculating compensation, a 20% reserve will be assumed; this amount may differ from contingency reserves permitted in production contracts.

     The Partnership Agreement provides that all Silver Screen expenses, including, among other things, legal, auditing and accounting expenses, and the expenses of preparing and distributing reports to the Limited Partners, will be billed to and paid by Silver Screen. Subject to restrictions contained in the Partnership Agreement, the Managing General Partner has been reimbursed for certain administrative services. In addition, the Managing General Partner has been reimbursed for expenses incurred in connection with the organization of Silver Screen and the public offering of the Units.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     Neither of the General Partners own any Units. J. Paul Bagley, of 142 Hodge Road, Princeton, New Jersey, 09540, Chairman of the Board and a Director of the Managing General Partner, beneficially owns 100 Units. Other than Mr. Bagley, no officer or Director of the Managing General Partner beneficially owns any equity securities of Silver Screen. To the knowledge of Silver Screen, no unitholder beneficially owns more than 5% of the Units of Silver Screen.

     Roland W. Betts and Tom A. Bernstein are controlling shareholders of the Managing General Partner. 2,000,000 shares of the 3,750,000 issued and outstanding shares of Common Stock of the Managing General Partner are owned by Roland W. Betts and 1,250,000 shares are owned by Tom A. Bernstein. An additional 500,000 shares have been issued to International Film Investors, L.P.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     See Items 10, 11 and 12 hereof.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K.

     (a)1. Financial Statements
     --------------------------

     The following financial statements of Silver Screen Partners, L.P. (a Limited Partnership) are included pursuant to Item 8 hereof:


                                                               Page
                                                               ----

         Independent auditors' reports .....................    F-3

         Balance sheets as of December 31, 1995 and
                  1994 .....................................    F-4

         Statement of operations for the years ended
                  December 31, 1995, 1994 and 1993 .........    F-5

         Statement of partners' equity for the years
                  ended December 31, 1995, 1994 and 1993 ...    F-6

         Statement of cash flows for the years ended
                  December 31, 1995, 1994 and 1993 .........    F-7

         Notes to Financial Statements......................    F-8-9


     (a)2. Financial Statement Schedules
     -----------------------------------

     No schedules are listed because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (a)3. Exhibits
     --------------

         4        Certificate and Agreement of Limited Partnership2

         10(a) License Agreement dated as of April 19, 1983 between Silver Screen and HBO Film Licensing, Inc.3

         10(b) Memorandum of Agreement dated November 2, 1983 by and between Silver Screen and Tri-Star Pictures.4

         10(c) Memorandum of Agreement dated November 2, 1983 by and between Silver Screen and Thorn EMI Films Ltd.5

     (b) Reports on Form 8-K
     -----------------------

     No reports on Form 8-K have been filed by Silver Screen during the last quarter of the period covered by this annual report.






----------
2        Incorporated by reference to exhibits filed with Silver
         Screen's Registration Statement on Form S-1, Registration
         No. 2-81740.

3        See footnote two.

4        Incorporated by reference to exhibits filed with Silver
         Screen's Annual Report on Form 10-K for the fiscal year ended December 31, 1983, File No. 0-11949.

5        See footnote four.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SILVER SCREEN PARTNERS, L.P.
                                            (a Delaware Limited Partnership)


                                            By    SILVER SCREEN MANAGEMENT, INC.
                                                  Managing General Partner

Dated:  March 28, 1996                       By   /s/ Roland W. Betts
                                                  ------------------------------
                                                  Roland W. Betts,
                                                  President/Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  March 28, 1996                       By   /s/ Roland W. Betts
                                                  ------------------------------
                                                  Roland W. Betts,
                                                  General Partner


                                              SILVER SCREEN MANAGEMENT, INC.
                                              Managing General Partner

Dated:  March 28, 1996                       By   /s/ Roland W. Betts
                                                  ------------------------------
                                                  Roland W. Betts,
                                                  President/Treasurer


Dated:  March 38, 1996                       By   /s/ Roland W. Betts
                                                  ------------------------------
                                                  Roland W. Betts,
                                                  General Partner


Dated:  March 28, 1996                       By  /s/ Paul Bagley               *
                                                 -------------------------------
                                                 Paul Bagley
                                                 Director,
                                                 Silver Screen Management, Inc.


Dated:  March 28, 1996                       By  /s/ Tom A. Bernstein          *
                                                 -------------------------------
                                                 Tom A. Bernstein
                                                 Director,
                                                 Silver Screen Management, Inc.

Dated: March 28, 1996                       By   /s/ John A. Tommasini         *
                                                 -------------------------------
                                                 John A. Tommasini
                                                 Director,
                                                 Silver Screen Management, Inc.


Dated: March 28, 1996                       By   /s/ William Turchyn, Jr.      *
                                                 ------------------------------
                                                 William Turchyn, Jr.
                                                 Director,
                                                 Silver Screen Management, Inc.




----------
* By Roland W. Betts, Attorney-in-Fact