Form 10-Q
period 1996-03-31
SILVER SCREEN PARTNERS L P
filed 1996-05-13
CIK 715082

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


              (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996 OR

         ( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE
                   REQUIRED)
For the transition period from...................to...........

Commission file number 0-11949

                          SILVER SCREEN PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  (Exact name of registrant as specified in its
                Certificate and Agreement of Limited Partnership)

Delaware                                                         13-3163899
- -------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

Chelsea Piers, Pier 62 - Suite 300
New York, New York                                                      10011
- ----------------------------------                                    ----------
(Address of principal executive offices)                              (zip Code)

Registrant's telephone number, including area code (212) 336-6700

Securities registered pursuant to Section 12 (b) of the Act: NONE

Securities registered pursuant to Section 12 (g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such requirements for the past 90 days.

                                    YES    X              NO
                                        --------             ----------

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

     The financial information set forth below is set forth in the March 31, 1996 First Quarter Report of Silver Screen Partners, L.P. (the "Partnership") filed herewith as Exhibit 20 and is incorporated herein by reference.

                           Balance  Sheets -- March 31,  1996 and  December  31,
                           1995.

                           Statements of Operations -- For the Three Months ended March 31, 1996 and 1995.

                           Statements  of  Partners'  Equity  -- For  the  Three
                           Months ended March 31, 1996 and the Year ended December 31, 1995.

                           Statements of Cash Flows -- For the Three Months ended March 31, 1996 and 1995.

                           Notes to Financial Statements.

     The financial statements included herein are unaudited. In the opinion of the management of the Partnership, all adjustments necessary for a fair presentation of the results of operations have been included and all adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results of operations which may be expected for the entire year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Results of Operations
     ---------------------

     Revenues for the three months ended March 31, 1996 were approximately $46,000, as compared with approximately $46,000 for the comparable three months in 1995. Revenues for the first three months of 1996 consisted of film revenues of approximately $4,000 and investment revenues of approximately $42,000 while those for the comparable period in 1995 consisted of film revenues of approximately $2,000 and investment revenues of approximately $44,000. Film revenues continue to be infrequent and unpredictable. Film revenues increased by approximately $2,000 from 1995 to 1996. Interest income decreased by approximately $2,000 from 1995 to 1996. This is due to the decrease of interest rates from the previous year. Interest rates for the first three months of 1996 ranged from 5.12% to 5.79, while those for the comparable period in 1995 ranged from 5.67% to 6.04%.

     Expenses for the three months ended March 31, 1996 were approximately $40,000 as compared with approximately $39,000 for the comparable period in 1995. The Partnership expenses were constant.

     The Partnership generated a net income before taxes of approximately $5,000 for the three months ended March 31, 1996, as compared with net income before taxes of approximately $7,000 for the comparable period in 1995. The decrease in net income is the result of lower interest rates, and a slight increase of expense in general.

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

     The Partnership financed seven films, all of which have been completed and released in most media. Total budgets amounted to approximately $73,800,000, of which substantially all has been expended. Accordingly, all Partnership funds have been committed and the Partnership will not finance or purchase any additional motion pictures.

     The seven Partnership films are: "Flashpoint," released on August 31, 1984; "Heaven Help Us," released on February 8, 1985; "Volunteers," released on August 16, 1985; "Sweet Dreams," released on October 2, 1985; "Head Office," released on January 3, 1986; "The Hitcher," released on February 21, 1986; and "Odd Jobs," released on March 7, 1986.

     By the end of 1993, the U.S. home video rights to the Partnership's films reverted back to the Partnership. The Partnership plans to sell these rights, along with any other residual rights to the films, and distribute any net proceeds received from such sale to the investors. The Partnership does not expect these revenues to be significant. Until then, it is unlikely that the films will generate additional revenue and therefore no cash distributions to investors are planned.

     During the quarter ended March 31, 1996, the Partnership made no cash distributions to the Partners because revenues generated were insufficient to warrant a distribution.

     Liquidity and Capital Resources
     -------------------------------

     As of March 31 1996, the General Partners' capital accounts reflect a deficit of $728,673. In view of the Partnership's limited requirements for liquidity, short and long term evaluations do not anticipate any effect of current capital account balances on the Partnership's cash flow.

     The Partnership has no material requirements for liquidity in excess of reserves for the contingency referred to in Note 3 to the financial statements (see following paragraphs) and the general and administrative expenses and quarterly distributions to holders of Units of limited partnership interests. Such sources are considered adequate for such needs.

     Silver Screen received assessments from the New York City Department of Finance for unincorporated business tax of $414,801 covering the period from June 8, 1983 (inception) through December 31, 1985 and $261,086 covering the period from January 1, 1986 through December 31, 1990. Further, it is anticipated that additional assessments, approximating $70,000, will be issued for the years subsequent to December 31, 1990. All assessments are subject to interest at a rate which has fluctuated over the years from 6% to 12% and is currently at 9.6. An additional reserve of $200,000 was set aside in previous years and is included in the contingency on the balance sheet.

     As a result of a hearing held with the New York City Department of Finance, a determination was rendered to Silver Screen which upholds the assessment of $414,801 covering the period from June 8, 1983 through December 31, 1985.

     On March 1, 1995, Silver Screen, through counsel, denied liability to the unincorporated business tax and appealed the determination to the Commissioners of the Tax Appeals Tribunal, also a New York City administrative body.

     Silver Screen intends to vigorously contest the determination. There can be no assurance that Silver Screen will prevail in its position.

ITEM 3.  SELECTED FINANCIAL DATA.


                                                   Three Months    Three Months
                                                      Ended           Ended
                                                  March 31, 1996  March 31, 1995
                                                  --------------  --------------

Revenues
  Film revenues ..............................    $     3,856       $     2,057
  Interest income ............................         41,918            44,262
                                                  -----------       -----------
                                                       45,774            46,319
Expenses
  General and
   administrative
   expenses ..................................         40,404            39,330
                                                  -----------       -----------
Net income
  before taxes ...............................          5,370             6,989
Income tax ...................................           --             746,000
                                                  -----------       -----------
Net income(loss) .............................    $     5,370       $  (739,011)
                                                  ===========       ===========

Net income (loss) per a $500
  limited partnership
  unit (based on 165,639
  Units outstanding) .........................    $       .03       $     (4.42)
                                                  ===========       ===========

Cash distribution
  per $500 limited
  partnership unit ...........................    $      0.00       $      0.00
                                                  ===========       ===========


                                               March 31, 1996    March 31, 1995
                                               --------------    --------------

Total assets .................................    $ 3,116,101       $ 3,088,745
                                                   ===========       ===========


                       See notes to financial statements.

                           PART 11. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)        Exhibits:

                             Exhibit 20 -- 1996 First Quarter Report

                  (b) The Partnership did not file any reports on Form 8-K during the quarter ended March 31, 1996.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             SILVER  SCREEN  PARTNERS,  L.P.,
                                             a Delaware limited partnership

                                             By Silver Screen Management,  Inc.,
                                             Managing General Partner


Date:  May   , 1996                          By:   /s/ Roland W. Betts
                                                --------------------------------
                                             Roland W. Betts, President