Form 10-Q
period 1996-06-30
SILVER SCREEN PARTNERS L P
filed 1996-08-13
CIK 715082

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


              (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996 OR

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

c/o Chelsea Piers, Pier 62 - Suite 300
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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

     The financial information set forth below is set forth in the June 30, 1996 Second Quarter Report of Silver Screen Partners, L.P. (the "Partnership") filed herewith as Exhibit 20 and is incorporated herein by reference.

          Balance Sheets -- June 30, 1996 and December 31, 1995.

          Statements of Operations -- For the Three and Six Months ended June 30, 1996 and 1995.

          Statements of Partners' Equity -- For the Six Months ended June 30, 1996 and the Year ended December 31, 1995.

          Statements of Cash Flows -- For the Six Months ended June 30, 1996 and 1995.

          Notes to Financial Statements.

     The financial statements included herein are unaudited. In the opinion of the management of the Partnership, all adjustments necessary for a fair presentation of the results of operations have been included and all adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results of operations which may be expected for the entire year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Results of Operations
     ---------------------

     Revenues for the six months and quarter ended June 30, 1996 were approximately $89,000 and $43,000, respectively, as compared with approximately $94,000 and $48,000, for the comparable periods in 1995. Revenues for the six months and second quarter of 1996 consisted of film revenues of approximately
$6,000 and $2,000, respectively, and investment revenues of approximately $83,000 and $41,000, while those for the comparable period in 1995 consisted of film revenues of approximately $4,000 and $2,000, respectively, and investment revenues of approximately $91,000 and $46,000. Film revenues continue to be infrequent and unpredictable. Film revenues increased by approximately $2,000 from 1995 to 1996. Interest income decreased by approximately $8,000 from 1995 to 1996. This is due to the decrease of interest rates from the previous year. Interest rates for the first six months of 1996 ranged from 5.12% to 5.79, while those for the comparable period in 1995 ranged from 5.67% to 6.04%.

     Expenses for the six months and quarter ended June 30, 1996 were approximately $66,000 and $26,000, respectively, as compared with approximately $93,000 and $54,000 for the comparable period in 1995. The Partnership expenses decreased by approximately $27,000, consisting of a reduction of legal expenses of $14,000, payroll expense of $3,000, auditing expense of $3,000 and miscellaneous expense of $7,000.

     The Partnership generated a net income before taxes of approximately $22,000 for the six months ended June 30, 1996, as compared with net income before taxes of approximately $1,000 for the comparable period in 1995. The increase in net income is the result of higher interest rates, and a reduction of expense in general. The Partnership established a reserve for income taxes of $746,000 during the six months ended June 30, 1995 resulting in a net loss after income taxes of approximately $745,000.

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

     During the quarter ended June 30, 1996, the Partnership made no cash distributions to the Partners because revenues generated were insufficient to warrant a distribution.

     Liquidity and Capital Resources
     -------------------------------

     As of June 30, 1996, the General Partners' capital accounts reflect a deficit of $728,502. At or prior to dissolution this deficit will be reversed through a special allocation to the limited partners. In view of the Partnership's limited requirements for liquidity, short and long term evaluations do not anticipate any effect of current capital account balances on the Partnership's cash flow.

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

     The Partnership has recently reached an agreement in principle with regard to this matter for all periods through December 31, 1995 and a final agreement is expected before the close of the current quarter. It is anticipated that the final agreement will require the Partnership to pay an amount which is less than the contingency amount reflected on the June 30, 1996 financial statements.

     The Partnership expects to dissolve upon final resolution of the New York City tax issue and disposition of the Partnership's U.S. home video rights and any other residual rights in the Partnership films. The Partnership will continue to operate until these issues are settled.

ITEM 3.  SELECTED FINANCIAL DATA.



                                               SILVER SCREEN PARTNERS, L.P.
                                               ----------------------------

                                Three Months     Six Months   Three Months     Six Months
                                       Ended          Ended          Ended          Ended
                               June 30, 1996  June 30, 1996  June 30, 1995  June 30, 1995
                               -------------  -------------  -------------  -------------

Revenues:
  Film revenues ..........       $     1,658    $     5,514    $     1,844    $     3,901
  Interest income ........            41,360         83,278         46,247         90,509
                               -------------  -------------  -------------  -------------
                                 $    43,018    $    88,792    $    48,091    $    94,410
Costs and Expenses:
  General and
   administrative
   expenses ..............            25,921         66,325         53,840         93,170
   Income tax ............                --             --             --        746,000
                               -------------  -------------  -------------  -------------

Net income (loss) .........      $    17,097    $    22,467    $    (5,749)   $  (744,760)
                               =============  =============  =============  =============

Net income per $500
  limited partnership
  unit (based on 165,639
  Units outstanding) .....       $      0.10    $      0.13    $     (0.03)   $     (4.45)
                               =============  =============  =============  =============

Cash distribution
  per $500 limited
  partnership unit .......       $      0.00    $      0.00    $      0.00    $      0.00
                               =============  =============  =============  =============


                                              June 30, 1996                 June 30, 1995
                                              -------------                 -------------

Total assets .............                      $ 3,123,939                  $  3,079,045
                                              =============                 =============


                       See notes to financial statements.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)        Exhibits:

                             Exhibit 20 -- 1996 Second Quarter Report

                  (b) The Partnership did not file any reports on Form 8-K during the quarter ended June 30, 1996.

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

                                             SILVER  SCREEN  PARTNERS,  L.P.,
                                             a Delaware limited partnership

                                             By Silver Screen Management,  Inc.,
                                             Managing General Partner


Date:  August   , 1996                       By:   /s/ Roland W. Betts
                                             --------------------------------
                                             Roland W. Betts, President