Form 10-Q
period 1996-09-30
SILVER SCREEN PARTNERS L P
filed 1996-11-13
CIK 715082

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


              (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996 OR

         ( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE
                   REQUIRED)
For the transition period from...................to...........

Commission file number 0-11949

                          SILVER SCREEN PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  (Exact name of registrant as specified in its
                Certificate and Agreement of Limited Partnership)

Delaware                                                         13-3163899
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

c/o Chelsea Piers, Pier 62 - Suite 300
New York, New York                                                      10011
----------------------------------                                    ----------
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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

     The financial information set forth below is set forth in the September 30, 1996 Third Quarter Report of Silver Screen Partners, L.P. (the "Partnership") filed herewith as Exhibit 20 and is incorporated herein by reference.

          Balance Sheets -- September 30, 1996 and December 31, 1995.

          Statements of Operations -- For the Three and Nine Months ended September 30, 1996 and 1995.

          Statements of Partners' Equity -- For the Nine Months ended September 30, 1996 and the Year ended December 31, 1995.

          Statements of Cash Flows -- For the Nine Months ended September 30, 1996 and 1995.

          Notes to Financial Statements.

     The financial statements included herein are unaudited. In the opinion of the management of the Partnership, all adjustments necessary for a fair presentation of the results of operations have been included and all adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results of operations which may be expected for the entire year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Results of Operations
     ---------------------

     Revenues for the nine months and quarter ended September 30, 1996 were approximately $132,000 and $44,000, respectively, as compared with approximately $144,000 and $49,000, for the comparable periods in 1995. Revenues for the nine months and third quarter of 1996 consisted of film revenues of approximately $7,000 and $4,000, respectively, and investment revenues of approximately $125,000 and $42,000, while those for the comparable period in 1995 consisted of film revenues of approximately $7,000 and $4,000, respectively, and investment revenues of approximately $136,000 and $46,000. Film revenues continue to be infrequent and unpredictable. Film revenues remained the same while interest income decreased by approximately $11,000 from 1995 to 1996. This is due to the decrease of interest rates from the previous year. Interest rates for the first nine months of 1996 ranged from 5.12% to 5.79, while those for the comparable period in 1995 ranged from 5.67% to 6.04%.

     Expenses for the nine months and quarter ended September 30, 1996 were approximately $97,000 and $30,000, respectively, as compared with approximately $124,000 and $31,000 for the comparable periods in 1995. The Partnership expenses decreased by approximately $27,000, consisting of a reduction of legal expenses of $14,000, payroll expense of $3,000, auditing expense of $8,000 and miscellaneous expense of $2,000.

     The Partnership generated an income before tax of approximately $36,000 for the nine months ended September 30, 1996, as compared with income before tax of approximately $20,000 for the comparable period in 1995. The increase in net income is the result of a reduction of expense in general.

     The Partnership had recorded a contingency reserve for unincorporated business taxes of $946,000 and after a payment of $106,000 generated an income after taxes of approximately $875,000. The Partnership's tax returns were audited by the City of New York and the Partnership had received assessments for unincorporated business tax of $675,887 covering the period from June 8, 1983 (inception) through December 31, 1990. It was anticipated that additional assessments, approximating $70,000 would be issued for the years subsequent to December 31, 1990. All assessments were subject to interest. Accordingly, as of December 31, 1995 the Partnership had recorded a contingency reserve of $946,000. The Partnership contested these assessments and on September 30, 1996 a final amount of $106,600 (including interest) was reached with New York City for all periods through December 31, 1995. The liability was paid that date. The Partnership recorded an income of $839,400 in 1996, representing the reversal of the contingency reserve in excess of the settlement. The amount shown as Unincorporated Business Tax is the difference between the settlement amount and the contingency liability for unincorporated business tax established in earlier years.

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

     By the end of 1993, the U.S. home video rights to the Partnership's films reverted back to the Partnership. The Partnership plans to sell these rights, along with any other residual rights to the films, and distribute any net proceeds received from such sale to the investors. The Partnership does not expect these revenues to be significant. The Partnership expects to dissolve by the end of 1996.

     During the quarter ended September 30, 1996, the Partnership made no cash distributions to the Partners because revenues generated were insufficient to warrant a distribution.

     Liquidity and Capital Resources
     -------------------------------

     As of September 30, 1996, the General Partners' capital accounts reflect a deficit of $719,976. At or prior to dissolution this deficit will be reversed through a special allocation to the limited partners. In view of the Partnership's limited requirements for liquidity, short and long term evaluations do not anticipate any effect of current capital account balances on the Partnership's cash flow.

     The Partnership has no material requirements for liquidity other than its general and administrative expenses and distributions to holders of Units of limited partnership interests.

     The Partnership expects to dissolve by the end of 1996 upon final disposition of the remaining assets and distribution of cash to the partners.

ITEM 3.  SELECTED FINANCIAL DATA.


                                               SILVER SCREEN PARTNERS, L.P.
                                               ----------------------------

                                     Three Months         Nine Months        Three Months         Nine Months
                                            Ended               Ended               Ended               Ended
                               September 30, 1996  September 30, 1996  September 30, 1995  September 30, 1995
                               ------------------  ------------------  ------------------  ------------------
Revenues:
  Film revenues ..........         $     1,706         $     7,220         $     3,510         $      7,411
  Interest income ........              41,949             125,227              45,721              136,230
                                 -------------       -------------       -------------        -------------
                                   $    43,655         $   132,447         $    49,231         $    143,641
Costs and Expenses:
  General and
   administrative
   expenses ..............             (30,461)            (96,786)            (30,607)            (123,777)
                                 -------------       -------------       -------------        -------------
Income before tax.........              13,194              35,661              18,624               19,864
Unincorporated business
   tax ...................             839,400             839,400                  --             (746,000)
                                 -------------       -------------       -------------        -------------

Net income (loss) .........        $   852,594         $   875,061         $    18,624         $   (726,136)
                                 =============       =============       =============        =============

Net income per $500
  limited partnership
  unit (based on 165,639
  Units outstanding) .....         $      5.10         $      5.23         $      0.11         $      (4.34)
                                 =============       =============       =============        =============


                                                September 30, 1996                       September 30, 1995
                                                ------------------                       ------------------

Total assets .............                             $ 3,028,696                             $  3,102,435
                                                     =============                            =============


                       See notes to financial statements.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)        Exhibits:

                             Exhibit 20 -- 1996 Third Quarter Report

                  (b) The Partnership did not file any reports on Form 8-K during the quarter ended September 30, 1996.

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

                                             SILVER  SCREEN  PARTNERS,  L.P.,
                                             a Delaware limited partnership

                                             By Silver Screen Management,  Inc.,
                                             Managing General Partner


Date:  November 13, 1996                  By:   /s/ Roland W. Betts
                                             --------------------------------
                                             Roland W. Betts, President