Form 10-K
period 1996-12-31
SILVER SCREEN PARTNERS L P
filed 1997-03-27
CIK 715082

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

         [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from..............to..................

Commission file number 0-11949

                          SILVER SCREEN PARTNERS, L.P.
                        (a Delaware Limited Partnership)
                  (Exact name of registrant as specified in its
                Certificate and Agreement of Limited Partnership)

Delaware                            13-3163899
-------------------------------     --------------------
(State or other jurisdiction of     (I.R.S. Employer
 incorporation or organization)      Identification No.)

Chelsea Piers - Pier 62, Ste. 300
New York, New York                          10011
----------------------------------------    ----------
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

     Silver Screen financed seven films, all of which have been completed and released in most media. As of December 31, 1996, total budgets amounted to approximately $73,800,000, of which all has been expended. Accordingly, the Partnership Contribution has been fully committed and Silver Screen will not finance or purchase any additional motion pictures.

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

     Silver Screen's theatrical film distribution agreement with Tri-Star Pictures ("Tri-Star") provided for the license by Silver Screen to Tri-Star of the right to distribute Silver Screen's films theatrically and non-theatrically in the United States and Canada. All of Silver Screen's films have been so released and all revenues anticipated from Tri-Star's distribution agreement have been received.

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


ITEM 3.  LEGAL PROCEEDINGS.

     Silver Screen was contesting an Unincorporated Business Tax obligation for Silver Screen's fiscal years 1983 to 1986 asserted by the City of New York in the principal amount of approximately $676,000 plus accrued interest. A settlement was reached and Silver Screen paid $106,600 on September 30, 1996. (See Note 4 to Financial Statements and Liquidity and Capital Resources).

     Other than as set forth above, Silver Screen knows of no legal proceedings of a material nature to which it is a party or of which any of its properties is the subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders during the quarter ended December 31, 1996.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNERSHIP
         INTEREST AND RELATED SECURITY HOLDER MATTERS.

     As of February 14, 1997, there were 12,982 Limited Partners of record holding an aggregate of 165,639 limited partnership units of Silver Screen (the "Units"). The Units are not traded securities in any established trading market.

     The Certificate and Agreement of Limited Partnership of the Partnership (the "Certificate") provides for quarterly distributions to Limited Partners out of receipts from operations, net of certain expenses and reserves. No distributions were made to the Limited Partners in 1996 and 1995 because revenues generated were insufficient to warrant a distribution.

ITEM 6.  SELECTED FINANCIAL DATA.

                                              Year Ended        Year Ended       Year Ended       Year Ended       Year Ended
                                           December 31,        December 31,      December 31,     December 31,     December 31,
                                               1996                 1995             1994            1993             1992
                                           ------------        -------------     ------------     ----------       ----------
REVENUES:
Film Revenues ..........................       $     7,632       $     7,534        $    16,681        $   188,388       $    73,931
Interest income ........................           165,717           181,544            132,803            101,626           130,944
                                               -----------       -----------        -----------        -----------       -----------
                                                   173,349           189,078            149,484            290,014           204,875
COSTS AND EXPENSES:
General and
  administrative expenses ..............           133,067           145,536            182,559            175,970           191,164
                                               -----------       -----------        -----------        -----------       -----------
Income (loss)
 before tax ............................            40,282            43,542            (33,075)           114,044            13,711
Unincorporated business
 tax benefit (tax) .....................           839,400          (746,000)              --                 --                --
                                               -----------       -----------        -----------        -----------       -----------
Net income (loss) ......................       $   879,682       ($  702,458)       ($   33,075)       $   114,044       $    13,711
                                               ===========       ===========        ===========        ===========       ===========

Net income (loss)
 per $500 limited
 partnership unit
 (based on 165,639 .....................
 Units outstanding) ....................       $      5.26       ($     4.20)       ($     0.20)       $      0.68       $      0.08
                                               ===========       ===========        ===========        ===========       ===========
Cash distribution
 per $500 limited
 partnership unit ......................       $      0.00       $      0.00        $      0.00        $      0.00       $     11.50
                                               ===========       ===========        ===========        ===========       ===========



Total assets ...........................       $ 3,020,050       $ 3,122,546        $ 3,077,147        $ 3,149,860       $ 3,006,650
                                               ===========       ===========        ===========        ===========       ===========


                        See notes to financial statements

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

Results of Operations
---------------------

     The following is an analysis of the results of operations of Silver Screen for the years ended 1996, 1995 and 1994.

     Silver Screen is a partnership and therefore generally not subject to U.S. federal taxes. No provision has been made for federal income taxes with respect to Silver Screen's income since income or loss of Silver Screen is required to be reported by the respective partners on their income tax returns.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995.
----------------------------------------------------------------------

     Net income for the year ended December 31, 1996 was approximately $880,000 compared to net loss of approximately $702,000 for the year ended December 31, 1995. Revenues for the year ended December 31, 1996 consisted of film revenues of approximately $8,000 compared to the same amount for the year ended December 31, 1995. Film revenues continue to be infrequent and unpredictable.

     Interest income generated by liquid investments for the year ended December 31, 1996 was approximately $166,000 compared to $182,000 for the year ended December 31, 1995. Interest income decreased by approximately $16,000 as a result of lower interest rates in 1996 and a slight decrease of funds available for investment. Interest rates for 1996 ranged from 5.12% to 5.79%, while those for 1995 ranged from 5.67% to 6.04%. General and administrative expenses decreased by approximately $13,000. This decrease primarily is due to approximately $12,000 of legal expenses incurred in connection with the tax dispute (see Note 4 to the financial statements).

     Net income for 1996 resulted primarily due to the reversal of the excess of a previously established contingency reserve for unincorporated business taxes of $946,000. Upon the settlement of the claims of New York City for unincorporated business tax for $106,600, the balance of this reserve was reversed resulting in net income of approximately $880,000 in 1996.

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

Liquidity and Capital Resources
-------------------------------

     As of December 31, 1996, the General Partners' capital account reflects a deficit of $719,930. In view of Silver Screen's limited requirements for liquidity, short and long term evaluations do not anticipate any effect of current capital account balances on Silver Screen's cash flow.

     Inasmuch as the funding obligations of Silver Screen with respect to the financing of the Films have been fully complied with or reserved against, Silver Screen has no significant commitments for capital expenditures and does not intend to enter into any such commitments. Receipts from liquid investments and the licensing of the Films, less reserves established as determined by the Managing General Partner, are the sources of liquidity for Silver Screen. Silver Screen has no material requirements for liquidity. The Partnership's tax returns were audited by the City of New York and the Partnership had received assessments for unincorporated business tax of $675,887 covering the period from June 8, 1983(inception) through December 31, 1990. It was anticipated that additional assessments, approximating $70,000, would be issued for the years subsequent to December 31, 1990. All assessments were subject to interest. Accordingly, as of December 31, 1995 the Partnership had recorded a reserve of $946,000.

     The Partnership contested these assessments and on September 30, 1996, a final settlement of $106,600(including interest) was reached with the City of New York and paid for all periods through December 31, 1995. As a result of the settlement, the Partnership recognized income of $839,400 in 1996, which represents the difference between the settlement amount of $106,600 and the contingency liability for unincorporated business tax of $946,000.

     By the end of 1993, the U.S. home video rights to the Partnership's films reverted back to the Partnership. The Partnership plans to sell these rights, along with any other residual rights to the Films, and distribute any net revenues received from such sale to the investors. However, Silver Screen does not expect these revenues to be significant. Negotiations regarding the sale of the U.S. home video and ancillary rights to the Films were not able to be concluded in 1996, and Management currently hopes to finalize the sale within the first half of 1997. In order to conclude this sale, any contingent liabilities that Silver Screen may have in respect of residual obligations relating to the Films must be settled or assumed by the buyer of Silver Screen's rights. It is impossible to predict the extent to which Silver Screen's remaining assets will be required to be dedicated to these contingent liabilities. To the extent that Silver Screen has assets remaining after such settlement or assumption, such assets will be distributed to the partners of Silver Screen in accordance with the Silver Screen partnership agreement.

     Silver Screen has received all payments from HBO and has recovered at least its full investment in each of its seven Films. All Film revenues (including license fees) are substantially earned. Silver Screen currently expects to dissolve by the end of 1997 upon final disposition of the remaining assets and distribution of cash to the partners.


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

     Roland W. Betts, 50, is the President, Treasurer, a Director, principal shareholder and founder of the Managing General Partner. Mr. Betts is also the President, Treasurer, a Director and principal shareholder of SSMS. He is the Individual General Partner of Silver Screen Partners, L.P., Silver Screen Partners II, L.P., Silver Screen Partners III, L.P. and Silver Screen Partners IV, L.P. Mr. Betts has been President and a Director of International Film Investors, Inc. ("IFI"), which is the Managing General Partner of International Film Investors, L.P., since 1982 and has been an officer since 1980. Mr. Betts is also the individual General Partner of that Partnership. Mr. Betts is also the largest shareholder of the Texas Rangers Baseball Club; and the Chairman and largest shareholder of Chelsea Piers Management, Inc. which is the General Partner of Chelsea Piers, L.P., a limited partnership formed to develop and operate a major public recreation and entertainment complex at the Chelsea Piers in New York City. Prior to joining IFI in 1980, Mr. Betts was engaged in the practice of law as an attorney in the Entertainment Department of the law firm of Paul, Weiss, Rifkind, Wharton & Garrison in New York.

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

     Paul Bagley, 54, is the founding partner of Stone Pine Capital LLC (1994), and is Chairman of FCM Fiduciary Capital Managers, LLC (1989 to date), the advisor to mezzanine and private equity funds. For more than twenty years prior to 1988, Mr. Bagley was engaged in investment banking activities with Shearson Lehman Hutton Inc. and its predecessor, E.F. Hutton & Company Inc. Mr. Bagley serves as Chairman of the Board of Directors of Silver Screen Management, Inc.

and International Film Investors, Inc., which manage film portfolios with aggregate assets of $1.0 billion. Mr. Bagley has served on the boards of a number of public and private companies. Currently he is on the boards of America First Financial Fund, Fiduciary Capital, EurekaBank, Hollis-Eden Pharmaceuticals, Lithium Technology, Consolidated Capital, Logan Machinery Corp. and Pacific Consumer Funding. Mr. Bagley graduated from the University of California at Berkeley in 1965 with a B.S. in Business and Economics and from Harvard Business School in 1968 with an M.B.A. in Finance.

     Tom A. Bernstein, 44, has been Executive Vice President of the Managing General Partner since June 1983 and Secretary, a Director and a principal shareholder since March 1985. He has also been Executive Vice President,
Secretary, a Director and a principal shareholder of SSMS since its organization. Mr. Bernstein is also President and Treasurer of Chelsea Piers Management, Inc. which is the general partner of Chelsea Piers, L.P.; and a limited partner of the Texas Rangers Baseball Club. Prior to June 1983, Mr. Bernstein was engaged in the practice of law as an attorney in the Entertainment Department of the law firm of Paul, Weiss, Rifkind, Wharton & Garrison in New York.

     John A. Tommasini, 52, the President of Laidlaw Equities, Inc., has been a Director of the Managing General Partner since 1985 and a Director of SSMS since its organization. He was Senior Vice President of Shearson Lehman Hutton from January 1988 until March 30, 1990. He was associated with E.F. Hutton & Company from 1972 until 1988 and served as First Vice President from January 1985 to January 1988. He is also an Officer and a Director of American National Security, Inc.

     William Turchyn, Jr., 51, has been a Director of the Managing General Partner and SSMS since their respective organizations. He was Executive Vice President of Shearson from January 1988 until April 1989. He was associated with E.F. Hutton & Company, Inc. from 1970 until 1988, was named First Vice President in 1982 and served as Senior Vice President from 1983 until January 1988. Mr. Turchyn is presently Senior Managing Director of the Private Client Group at Furman Selz Capital Management.


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

                            CASH COMPENSATION TABLE(1)


--------------------------------------------------------------------------------
     (A)                      (B)                             (C)
--------------------------------------------------------------------------------

Name of Entity        Capacities in which        Cash compensation
                        served

Silver Screen          Managing General          Overhead fee calculated at four
  Management, Inc.      Partner                  percent  of the  Budgeted  Film
                                                 Cost of each Film.  Pursuant to
                                                 the Partnership Agreement,  the
                                                 overhead  fee was  paid in full
                                                 on   January   4,   1988.    In
                                                 addition,  until the holders of
                                                 Units   have    received   cash
                                                 distributions   sufficient   to
                                                 reduce their  Adjusted  Capital
                                                 Contributions   to  zero,   the
                                                 Managing  General  Partner will
                                                 be   allocated   0.9%   of  the
                                                 profits, losses and Disbursable
                                                 Cash; thereafter,  the Managing
                                                 General  Partner  will  receive
                                                 14.9%  of  such  items.  During
                                                 1996,  no cash was  distributed
                                                 from  Disbursable  Cash  to The
                                                 Managing General Partner.

Roland W. Betts        Individual General        Mr. Betts  is allocated  0.1 of
                        Partner                  of  the  profits,   losses  and
                                                 Disbursable   Cash.  Mr.  Betts
                                                 received no cash  therefrom  in
                                                 1996.


--------------------------------
(1)   See definitions below.

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


Production Co-Financing
Proceeds..............  Proceeds  from the sale of an equity  interest in a film to a third-party investor, not including the sale of the copyright.

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

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K.

     (a)1. Financial Statements
     --------------------------

     The following financial statements of Silver Screen Partners, L.P. (a Limited Partnership) are included pursuant to Item 8 hereof:


                                                               Page
                                                               ----

         Independent auditors' reports .....................    F-1

         Balance sheets as of December 31, 1996 and
                  1995 .....................................    F-2

         Statement of operations for the years ended
                  December 31, 1996, 1995 and 1994 .........    F-3

         Statement of partners' equity for the years
                  ended December 31, 1996, 1995 and 1994 ...    F-4

         Statement of cash flows for the years ended
                  December 31, 1996, 1995 and 1994 .........    F-5

         Notes to Financial Statements .....................   F6-8


         (a)2. Financial Statement Schedules
         -----------------------------------

     No schedules are listed because they are not applicable or the required information is shown in the financial statements or notes thereto.

         (a)3. Exhibits
         --------------

         4        Certificate and Agreement of Limited Partnership(1)

         10(a)    License  Agreement  dated as of April 19,  1983
                  between  Silver Screen and HBO Film  Licensing,
                  Inc.(2)


         10(b) Memorandum of Agreement dated November 2, 1983 by and between Silver Screen and Tri-Star
                  Pictures.(3)

         10(c) Memorandum of Agreement dated November 2, 1983 by and between Silver Screen and Thorn EMI
                  Films Ltd.(4)

         (b) Reports on Form 8-K
         -----------------------

     No reports on Form 8-K have been filed by Silver Screen during the last quarter of the period covered by this annual report.

















-------------------------------
(1)      Incorporated  by reference to exhibits filed with Silver
         Screen's    Registration    Statement   on   Form   S-1,
         Registration No. 2-81740.

(2)      See footnote one.

(3)      Incorporated  by reference to exhibits filed with Silver
         Screen's Annual Report on Form 10-K for the fiscal year ended December 31, 1983, File No. 0-11949.

(4)      See footnote three.

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


                                            SILVER SCREEN PARTNERS, L.P.
                                            (a Delaware Limited Partnership)


                                            By    SILVER SCREEN MANAGEMENT, INC.
                                                  Managing General Partner

Dated:  March 27, 1997                       By   /s/ Roland W. Betts
                                                  ------------------------------
                                                  Roland W. Betts,
                                                  President/Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  March 27, 1997                       By   /s/ Roland W. Betts
                                                  ------------------------------
                                                  Roland W. Betts,
                                                  General Partner


                                              SILVER SCREEN MANAGEMENT, INC.
                                              Managing General Partner

Dated:  March 27, 1997                       By   /s/ Roland W. Betts
                                                  ------------------------------
                                                  Roland W. Betts,
                                                  President/Treasurer
                                                  Silver Screen Management, Inc.

Dated:  March 27, 1997                       By  /s/ Roland W. Betts           *
                                                 -------------------------------
                                                 Paul Bagley
                                                 Director,
                                                 Silver Screen Management, Inc.


Dated:  March 27, 1997                       By  /s/ Roland W. Betts           *
                                                 -------------------------------
                                                 Tom A. Bernstein
                                                 Director,
                                                 Silver Screen Management, Inc.

Dated: March 27, 1997                       By   /s/ Roland W. Betts           *
                                                 -------------------------------
                                                 John A. Tommasini
                                                 Director,
                                                 Silver Screen Management, Inc.


Dated: March 27, 1997                       By   /s/ Roland W. Betts           *
                                                 ------------------------------
                                                 William Turchyn, Jr.
                                                 Director,
                                                 Silver Screen Management, Inc.




----------
* By Roland W. Betts, Attorney-in-Fact