Form 10-Q
period 1997-03-31
SILVER SCREEN PARTNERS L P
filed 1997-05-14
CIK 715082

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


              (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

     The financial information set forth below is set forth in the March 31, 1997 First Quarter Report of Silver Screen Partners, L.P. (the "Partnership") filed herewith as Exhibit 20 and is incorporated herein by reference.

            Balance  Sheets -- March 31,  1997 and  December  31,
            1996.

            Statements of Operations -- For the Three Months ended March 31, 1997 and 1996.

            Statements  of  Partners'  Equity  -- For  the  Three
            Months  ended  March  31,  1997  and the  Year  ended
            December 31, 1996.

            Statements of Cash Flows -- For the Three Months ended March 31, 1997 and 1996.

            Notes to Financial Statements.

     The financial statements included herein are unaudited. In the opinion of the management of the Partnership, all adjustments necessary for a fair presentation of the results of operations have been included and all adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results of operations which may be expected for the entire year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Results of Operations
         ---------------------

     Revenues for the three months ended March 31, 1997 were approximately $43,000, as compared with approximately $46,000 for the comparable three months in 1996. Revenues for the first three months of 1997 consisted of film revenues of approximately $3,000 and investment revenues of approximately $40,000 while those for the comparable period in 1996 consisted of film revenues of approximately $4,000 and investment revenues of approximately $42,000. Film revenues continue to be infrequent and unpredictable. Film revenues increased by approximately $1,000 from 1996 to 1997. Interest income decreased by approximately $2,000 from 1996 to 1997. This is due to the decrease in funds available for investment from the previous year. Interest rates for the first three months of 1997 ranged from 5.27% to 5.53%, while those for the comparable period in 1996 ranged from 5.12% to 5.79%.

     Expenses for the three months ended March 31, 1997 were approximately $35,000 as compared with approximately $40,000 for the comparable period in 1996. The Partnership expenses in general decreased by approximately $5,000.

     The Partnership generated net income of approximately $8,000 for the three months ended March 31, 1997, as compared with net income of approximately $5,000 for the comparable period in 1996. The increase in net income is mainly due to a decrease of expense.

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

     By the end of 1993, the U.S. home video rights to the Partnership's films reverted back to the Partnership. The Partnership plans to sell these rights, along with any other residual rights to the Films, and distribute any net proceeds received from such sale to the investors. The Partnership does not expect these revenues to be significant. Negotiations regarding the sale of the U.S. home video and ancillary rights to the Films were not concluded in 1996; the Partnership currently hopes to finalize the sale within 1997. In order to conclude this sale, any contingent liabilities that the Partnership may have in respect of residual obligations relating to the Films must be settled or assumed by the buyer of the Partnership's rights. It is impossible to predict the extent to which the Partnership's remaining assets will be required to be dedicated to these contingent liabilities. To the extent that the Partnership has assets remaining after such a settlement or assumption, such assets will be distributed to the partners in accordance with the Silver Screen partnership agreement.

     During the quarter ended March 31, 1997, the Partnership made no cash distributions to the Partners because revenues generated were insufficient to warrant a distribution.


         Liquidity and Capital Resources
         -------------------------------

     As of March 31, 1997, the General Partners' capital accounts reflect a deficit of $719,855. At or prior to dissolution, this deficit will be reversed through a special allocation to the limited partners. In view of the Partnership's limited requirements for liquidity, short and long term evaluations do not anticipate any effect of current capital account balances on the Partnership's cash flow.

     The Partnership has no material requirements for liquidity, other than its general and administrative expenses and distributions to holders of Units of limited partnership interests. Such sources are considered adequate for such needs.

     The Partnership's tax returns were audited by the City of New York and received assessments for unincorporated business tax of $675,887 covering the period from June 8, 1983 (inception) through December 31, 1990. It was anticipated that additional assessments, approximating $70,000, would be issued for the years subsequent to December 31, 1990. All assessments were subject to interest.

     The Partnership contested these assessments and on September 30, 1996, a final settlement of $106,600 (including interest) was reached with the City of New York and paid for all periods through December 31, 1995.

ITEM 3.  SELECTED FINANCIAL DATA.


                                                   Three Months   Three Months
                                                      Ended          Ended
                                                  March 31, 1997 March 31, 1996
                                                  -------------- --------------

Revenues
  Film revenues ..............................    $     2,604       $     3,856
  Interest income ............................         39,944            41,918
                                                  -----------       -----------
                                                       42,548            45,774
Expenses
  General and administrative
   expenses ..................................         35,032            40,404
                                                  -----------       -----------
Net income ...................................          7,516             5,370
                                                  ===========       ===========
Net income (loss) per a $500
  limited partnership
  unit (based on 165,639
  Units outstanding) .........................    $       .04       $       .03
                                                  ===========       ===========

Cash distribution
  per $500 limited
  partnership unit ...........................    $      0.00       $      0.00
                                                  ===========       ===========


                                               March 31, 1997    March 31, 1996
                                               --------------    --------------

Total assets .................................    $ 2,991,225       $ 3,116,101
                                                   ==========        ==========


                       See notes to financial statements.

                           PART 11. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       (a)    Exhibits:

              Exhibit 20 -- 1997 First Quarter Report

       (b)    The Partnership did not file any reports on Form
              8-K during the quarter ended March 31, 1997.

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

                                             SILVER  SCREEN  PARTNERS,  L.P.,
                                             a Delaware limited partnership

                                             By: Silver Screen Management, Inc.,
                                                 Managing General Partner


Date:  May 14, 1997                          By:   /s/ Roland W. Betts
                                                --------------------------------
                                                   Roland W. Betts, President