Form 10-Q
period 1997-06-30
SILVER SCREEN PARTNERS L P
filed 1997-08-14
CIK 715082

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE
                  REQUIRED)

For the transition period from...................to...........

Commission file number 0-11949

                          SILVER SCREEN PARTNERS, L.P.
                        (A Delaware Limited Partnership)
                  (Exact name of registrant as specified in its
                Certificate and Agreement of Limited Partnership)

Delaware                                                         13-3163899
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

c/o Chelsea Piers
Pier 62 - Suite 300
New York, New York                                                      10011
---------------------------------------                               ----------
(Address of principal executive offices)                              (zip Code)

Registrant's telephone number, including area code: (212) 336-6700

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

ITEM 1.  FINANCIAL STATEMENTS.

     The financial information set forth below is set forth in the June 30, 1997 Second Quarter Report of Silver Screen Partners, L.P. (the "Partnership") filed herewith as Exhibit 20 and is incorporated herein by reference.

          Balance Sheets -- June 30, 1997 and December 31, 1996.

          Statements of Operations -- For the Three and Six Months ended June 30, 1997 and 1996.

          Statements of Partners' Equity -- For the Six Months ended June 30, 1997 and the Year ended December 31, 1996.

          Statements of Cash Flows -- For the Six Months ended June 30, 1997 and 1996.

          Notes to Financial Statements.

     The financial statements included herein are unaudited. In the opinion of the management of the Partnership, all adjustments necessary for a fair presentation of the results of operations have been included and all adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results of operations which may be expected for the entire year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Results of Operations
     ---------------------

     Revenues for the six months and quarter ended June 30, 1997 were approximately $87,000 and $45,000, respectively, as compared with approximately $89,000 and $43,000, for the comparable periods in 1996. Revenues for the six months and second quarter of 1997 consisted of film revenues of approximately $7,000 and $5,000, respectively, and interest income of approximately $80,000 and $40,000, while those for the comparable period in 1996 consisted of film revenues of approximately $6,000 and $2,000, respectively, and interest income of approximately $83,000 and $41,000. Film revenues continue to be infrequent and unpredictable. Film revenues increased by approximately $1,000 from 1996 to 1997 while interest income decreased by approximately $3,000 from 1996 to 1997. This is due to the decrease of interest rates from the previous year. Interest rates for the first six months of 1997 ranged from 5.27% to 5.6%, while those for the comparable period in 1996 ranged from 5.12% to 5.76%.

     Expenses for the six months and quarter ended June 30, 1997 were approximately $66,000 and $31,000, respectively, as compared with approximately $66,000 and $26,000 for the comparable periods in 1996. The Partnership expenses remained constant.

     The Partnership generated net income of approximately $21,000 for the six months ended June 30, 1997, as compared with net income of approximately $22,000 for the comparable period in 1996.

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

     By the end of 1993, the U.S. home video rights to the Partnership's films reverted to the Partnership. The Partnership plans to sell these rights, along with any other residual rights to the films, and distribute net proceeds, if any, to the investors. Negotiations regarding the sale of the U.S. home video and ancillary rights to the Films were not concluded in 1996; the Partnership currently expects to finalize the sale within 1997. In order to conclude this sale, any contingent liabilities that the Partnership may have in respect of residual obligations relating to the Films must be settled or assumed by the buyer of the Partnership's rights. It is impossible to predict the extent to which the Partnership's remaining assets will be required to be dedicated to these contingent liabilities. To the extent that the Partnership has assets remaining after such a settlement or assumption, such assets will be distributed to the partners in accordance with the Partnership's partnership agreement.

     During the quarter ended June 30, 1997, the Partnership made no cash distributions to the Partners because revenues generated were insufficient to warrant a distribution.

     Liquidity and Capital Resources
     -------------------------------

     As of June 30, 1997, the General Partners' capital accounts reflect a deficit of $719,718. At or prior to dissolution this deficit will be reversed through a special allocation to the limited partners. In view of the Partnership's limited requirements for liquidity, short and long term evaluations do not anticipate any effect of current capital account balances on the Partnership's cash flow.

     The Partnership has no material requirements for liquidity, other than its general and administrative expenses and distributions to holders of Units of limited partnership interests. Such sources are considered adequate for such needs.

     The Partnership's tax returns were audited by the City of New York and the Partnership received assessments for unincorporated business tax of $675,887 covering the period from June 8, 1983 (inception) through December 31, 1990. It was anticipated that additional assessments, approximately $70,000, would be issued for the years subsequent to December 31, 1990. All assessments are subject to interest.

     The Partnership contested these assessments and on September 30, 1996, a final settlement of $106,600 (including interest) was reached with the City of New York and paid for all periods through December 31, 1995.

ITEM 3.  SELECTED FINANCIAL DATA.


                          SILVER SCREEN PARTNERS, L.P.

                                Three Months     Six Months   Three Months     Six Months
                                       Ended          Ended          Ended          Ended
                               June 30, 1997  June 30, 1997  June 30, 1996  June 30, 1996
                               -------------  -------------  -------------  -------------


Revenues
  Film revenues ...........      $     4,559    $     7,163    $     1,658    $     5,514
  Interest income .........           40,243         80,187         41,360         83,278
                               -------------  -------------  -------------  -------------
                                 $    44,802    $    87,350    $    43,018    $    88,792
Expenses
  General and
  administrative
  expenses ................           31,122         66,154         25,921         66,325
                               -------------  -------------  -------------  -------------

Net income ................      $    13,680    $    21,196    $    17,097    $    22,467
                               =============  =============  =============  =============
Net income per $500
  limited partnership
  unit (based on 165,639
  Units outstanding) ......      $      0.08    $      0.13    $      0.10    $      0.13
                               =============  =============  =============  =============

Total assets ..............                   June 30, 1997                 June 30, 1996
                                              -------------                 -------------

                                                $ 2,873,211                   $ 3,123,939
                                              =============                 =============

                       See notes to financial statements.

                           PART 11. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       (a)    Exhibits:

              Exhibit 20 -- 1997 Second Quarter Report

       (b)    The Partnership did not file any reports on Form
              8-K during the quarter ended June 30, 1997.

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

                                             SILVER  SCREEN  PARTNERS,  L.P.,
                                             a Delaware limited partnership

                                             By: Silver Screen Management, Inc.,
                                                 Managing General Partner



Date: August 14, 1997                          By:   /s/ Roland W. Betts
                                                --------------------------------
                                                   Roland W. Betts, President