Form 10-Q
period 1997-09-30
SILVER SCREEN PARTNERS L P
filed 1997-11-13
CIK 715082

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


              (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997 OR

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

c/o Chelsea Piers
Pier 62 - Suite 300
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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

     The financial information set forth below is set forth in the September 30, 1997 Third Quarter Report of Silver Screen Partners, L.P. (the "Partnership") filed herewith as Exhibit 20 and is incorporated herein by reference.

                    Balance  Sheets  --  September  30,  1997 and
                    December 31, 1996.

                    Statements of Operations -- For the Three and
                    Nine  Months  ended  September  30,  1997 and
                    1996.

                    Statements  of  Partners'  Equity  -- For the
                    Nine Months ended  September 30, 1997 and the
                    Year ended December 31, 1996.

                    Statements  of Cash  Flows  -- For  the  Nine
                    Months ended September 30, 1997 and 1996.

                    Notes to Financial Statements.

     The financial statements included herein are unaudited. In the opinion of the management of the Partnership, all adjustments necessary for a fair presentation of the results of operations have been included and all adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results of operations which may be expected for the entire year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Results of Operations
     ---------------------

     Revenues for the nine months and quarter ended September 30, 1997 were approximately $124,000 and $37,000, respectively, as compared with approximately $132,000 and $44,000, for the comparable periods in 1996. Revenues for the first nine months and third quarter of 1997 consisted of film revenues of approximately $8,000 and $500 respectively, and interest income of approximately $117,000 and $37,000, while those for the comparable period in 1996 consisted of film revenues of approximately $7,000 and $2,000, respectively, and interest income of approximately $125,000 and $42,000. Film revenues continue to be infrequent and unpredictable. Film revenues were about the same for the first nine months in 1997 as in the comparable period in 1996 while interest income decreased by approximately $8,000 from 1996 to 1997. This is due to the decrease in funds available for investment and to the decrease of interest rates from the previous year. Interest rates applicable to the Partnership's investments for the first nine months of 1997 ranged from 5.15% to 5.6%, while those for the comparable period in 1996 ranged from 5.12% to 5.79%.

     Expenses for the nine months and quarter ended September 30, 1997 were approximately $98,000 and $32,000, respectively, as compared with approximately $97,000 and $30,000 for the comparable periods in 1996. The Partnership expenses remained constant.

     The Partnership generated net income before taxes of approximately $26,000 for the nine months ended September 30, 1997, as compared with net income before taxes of approximately $36,000 for the comparable period in 1996. The reduction of approximately $10,000 was primarily attributable to lower interest income. The Partnership had recorded a contingency reserve for unincorporated business taxes of $946,000 and after a payment of $106,600 generated an income after taxes of approximately $875,000 in 1996. Unincorporated business taxes for 1997 will be insignificant and have not been reserved for.

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

     By the end of 1993, the U.S. home video rights to the Partnership's films reverted to the Partnership. The Partnership plans to sell these rights, along with any other residual rights to the films, and distribute net proceeds, if any, to the investors. Negotiations regarding the sale of the U.S. home video and ancillary rights to the Films were not concluded in 1996; the Partnership currently expects to finalize the sale within 1997. However, there can be no assurance that the Partnership will be able to consummate the sale on satisfactory terms within such time frame. In order to conclude this sale, any contingent liabilities that the Partnership may have in respect of residual obligations relating to the Films must be settled or assumed by the buyer of the Partnership's rights. It is impossible to predict the extent to which the Partnership's remaining assets will be required to be dedicated to these contingent liabilities. To the extent that the Partnership has assets remaining after such a settlement or assumption, such assets will be distributed to the partners in accordance with the partnership agreement.

     During the quarter ended September 30, 1997, the Partnership made no cash distributions to the Partners because revenues generated were insufficient to warrant a distribution.


     Liquidity and Capital Resources
     -------------------------------

     As of September 30, 1997, the General Partners' capital accounts reflect a deficit of $719,669. At or prior to dissolution, this deficit will be reversed through a special allocation to the limited partners. In view of the Partnership's limited requirements for liquidity, short and long term evaluations do not anticipate any effect of current capital account balances on the Partnership's cash flow.

     The Partnership has no material requirements for liquidity, other than its general and administrative expenses and distributions to holders of Units of limited partnership interests. The Partnership's current sources of liquidity are considered adequate for such needs.

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

ITEM 3.  SELECTED FINANCIAL DATA.


                                               SILVER SCREEN PARTNERS, L.P.
                                               ----------------------------

                                     Three Months         Nine Months        Three Months         Nine Months
                                            Ended               Ended               Ended               Ended
                               September 30, 1997  September 30, 1997  September 30, 1996  September 30, 1996
                               ------------------  ------------------  ------------------  ------------------
Revenues:
  Film revenues ..........         $       398         $     7,561         $     1,706         $     7,220
  Interest income ........              36,600             116,787              41,949             125,227
                                 -------------       -------------       -------------       -------------
                                   $    36,998         $   124,348         $    43,655         $   132,447
Costs and Expenses:
  General and
   administrative
   expenses ..............             (32,132)            (98,286)            (30,461)            (96,786)
                                 -------------       -------------       -------------       -------------
Net income ................        $     4,866         $    26,062         $    13,194         $    35,661
                                 =============       =============       =============       =============

Net income per $500
  limited partnership
  unit (based on 165,639
  Units outstanding) .....         $      0.03         $      0.16         $      5.10         $      5.23
                                 =============       =============       =============       =============


                                                September 30, 1997                       September 30, 1996
                                                ------------------                       ------------------

Total assets .............                             $ 2,711,889                             $  3,028,696
                                                     =============                            =============


                       See notes to financial statements.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)        Exhibits:

                             Exhibit 20 -- 1997 Third Quarter Report

                  (b) The Partnership did not file any reports on Form 8-K during the quarter ended September 30, 1997.

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

                                            SILVER  SCREEN  PARTNERS,  L.P.,
                                            a Delaware limited partnership

                                            By: Silver Screen Management,  Inc.,
                                            Managing General Partner


Date:  November 1_, 1997                By:    /s/ Roland W. Betts
                                            --------------------------------
                                            Roland W. Betts, President