Form 10-Q/A
period 1997-09-30
SILVER SCREEN PARTNERS L P
filed 1997-11-13
CIK 715082

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

                                            SILVER  SCREEN  PARTNERS,  L.P.,
                                            a Delaware limited partnership

                                            By: Silver Screen Management,  Inc.,
                                            Managing General Partner


Date:  November 13, 1997                By:    /s/ Roland W. Betts
                                            --------------------------------
                                            Roland W. Betts, President