Form 10-K
period 1997-12-31
SILVER SCREEN PARTNERS L P
filed 1998-03-31
CIK 715082

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

         [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

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

     Silver Screen financed seven films, all of which have been completed and released in most media. As of December 31, 1997, total budgets amounted to approximately $73,800,000, of which all has been expended. Accordingly, the Partnership Contribution has been fully committed and Silver Screen will not finance or purchase any additional motion pictures.

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

HBO License Agreement
---------------------

     Silver Screen pre-licensed certain television rights in all of its films to HBO Pictures, Inc. ("HBO"), a wholly-owned subsidiary of Home Box Office, Inc., which in turn is a wholly-owned subsidiary of Time Warner Inc., for a price determined by a formula designed to assure Silver Screen a return of not less than 100% of its investment in each completed film, on a film-by-film basis. The License Agreement (the "License Agreement") dated as of April 29, 1983 between Silver Screen and HBO granted to HBO (i) all U.S. pay and syndicated television rights, (ii) all Canadian pay, network and syndicated television rights, and
(iii) worldwide English language pay television rights, including cable, satellite and microwave rights. Silver Screen has retained U.S. broadcast network rights, subject to the right of HBO to receive 25% of the network license fee and under certain circumstances to acquire the ownership of such rights. Such network rights have not been licensed. The Managing General Partner does not believe that there is a market for these rights (see Liquidity and Capital Resources).

     The license fee payable by HBO to Silver Screen is equal to 50% of the "Film Cost" of each film, as defined in the License Agreement. Pursuant to the License Agreement, if Silver Screen's revenues from a particular film, excluding the license fee, do not equal or exceed 50% of the Film Cost, HBO will pay Silver Screen a Revenue Shortfall Payment equal to the amount by which the Film Cost exceeds the aggregate of the license fee, performance bonus payments and other revenues received by Silver Screen with respect to such film. Home Box Office, Inc. has guaranteed the payment obligations of its subsidiary to Silver Screen under the License Agreement. All license fees have been received.

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

     Silver Screen also entered into a film distribution agreement with THORN EMI Screen Entertainment Ltd. The distribution rights were subsequently purchased by unaffiliated distributors. The agreement provided for certain minimum guarantees to be paid to Silver Screen within three months after the first foreign release of each film, all of which have been paid. All revenues anticipated from THORN EMI Screen Entertainment Ltd.'s distribution agreement have been received.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders during the quarter ended December 31, 1997.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNERSHIP INTEREST AND RELATED SECURITY HOLDER MATTERS.

     As of February 17, 1998, there were 12,986 Limited Partners of record holding an aggregate of 165,639 limited partnership units of Silver Screen (the "Units"). The Units are not traded securities in any established trading market.

     The Certificate and Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") provides for quarterly distributions to Limited Partners out of receipts from operations, net of certain expenses and reserves. No distributions were made to the Limited Partners in 1997, 1996 and 1995 because revenues generated were insufficient to warrant a distribution.

ITEM 6.  SELECTED FINANCIAL DATA.

                                            Year Ended           Year Ended          Year Ended       Year Ended       Year Ended
                                            December 31,        December 31,        December 31,      December 31,     December 31,
                                               1997                 1996                 1995             1994            1993
                                            ----------          ------------        -------------     ------------     ----------
REVENUES:
Film Revenues ..........................     $     8,560       $     7,632       $     7,534        $    16,681        $   188,388
Interest income ........................         152,617           165,717           181,544            132,803            101,626
                                             -----------       -----------       -----------        -----------        -----------
                                                 161,177           173,349           189,078            149,484            290,014
COSTS AND EXPENSES:
General and
  administrative expenses ..............         128,170           133,067           145,536            182,559            175,970
                                             -----------       -----------       -----------        -----------        -----------
Income (loss)
 before tax ............................          33,007            40,282            43,542            (33,075)           114,044
Unincorporated business
 tax benefit (tax) .....................            --             839,400          (746,000)              --                 --
                                             -----------       -----------       -----------        -----------        -----------
Net income (loss) ......................     $    33,007       $   879,682       ($  702,458)       ($   33,075)       $   114,044
                                             ===========       ===========       ===========        ===========        ===========

Net income (loss)
 per $500 limited
 partnership unit
 (based on 165,639 .....................
 Units outstanding) ....................     $      0.20       $      5.26       ($     4.20)       ($     0.20)       $      0.68
                                             ===========       ===========       ===========        ===========        ===========
Cash distribution
 per $500 limited
 partnership unit ......................     $      0.00       $      0.00       $      0.00        $      0.00        $      0.00
                                             ===========       ===========       ===========        ===========        ===========



Total assets ...........................     $ 2,665,981       $ 3,020,050       $ 3,122,546        $ 3,077,147        $ 3,149,860
                                             ===========       ===========       ===========        ===========        ===========


                        See notes to financial statements

ITEM 7.   MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

Results of Operations
---------------------

     The following is an analysis of the results of operations of Silver Screen for the years ended 1997, 1996 and 1995.

     Silver Screen is a partnership and therefore generally not subject to U.S. federal taxes. No provision has been made for federal income taxes with respect to Silver Screen's income since income or loss of Silver Screen is required to be reported by the respective partners on their income tax returns.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996
---------------------------------------------------------------------

     Net income for the year ended December 31, 1997 was approximately $33,000 compared to net income of approximately $880,000 for the year ended December 31, 1996. Revenues for the year ended December 31, 1997 consisted of film revenues of approximately $9,000 compared to $8,000 for the year ended December 31, 1996. Film revenues continue to be infrequent and unpredictable.

     Interest income generated by liquid investments for the year ended December 31, 1997 was approximately $153,000 compared to $166,000 for the year ended December 31, 1996. Interest income decreased by approximately $13,000 as a result of lower interest rates in 1997 and a slight decrease of funds available for investment. Interest rates for 1997 ranged from 5.15% to 5.6%, while those for 1996 ranged from 5.12% to 5.79%. General and administrative expenses decreased by approximately $5,000. This decrease is due to a reduction of expenses in general.

     Silver Screen generated net income before taxes of approximately $33,000 for the year ended December 31, 1997, as compared with the net income before taxes of approximately $40,000 for the comparable period in 1996. The reduction of approximately $7,000 was primarily attributable to lower interest income. As of 1995, the Partnership had recorded a contingency reserve for unincorporated business taxes of $946,000 which reserve, after a payment of $106,600, including interest, resulted in income of approximately $880,000 in 1996. No uincorporated business tax was incurred in 1996 and 1997.

Year ended December 31, 1996 Compared to Year ended December 31, 1995
---------------------------------------------------------------------

     Net income for the year ended December 31, 1996 was approximately $880,000 compared to net loss of approximately $702,000 for the year ended December 31, 1995. Revenues for the year ended December 31, 1996 consisted of film revenues of approximately $8,000 compared to the same amount for the year ended December 31, 1995. Film revenues continue to be infrequent and unpredictable.

     Interest income generated by liquid investments for the year ended December 31, 1996 was approximately $166,000 compared to $182,000 for the year ended December 31, 1995. Interest income decreased by approximately $16,000 as a result of lower interest rates in 1996 and a slight decrease of funds available for investment. Interest rates for 1996 ranged from 5.12% to 5.79% while those for 1995 ranged from 5.67% to 6.04%. General and administrative expenses decreased by approximately $13,000. This decrease primarily is due to approximately $12,000 of legal expenses incurred in connection with the tax dispute (see Note 4 to the financial statements).

     Net income for 1996 primarily is due to the reversal of the excess of a previously established contingency reserve for unincorporated business taxes of $946,000. Upon the settlement of the claims of New York City for unincorporated business tax for $106,600, the balance of this reserve was reversed resulting in net income of approximately $880,000 in 1996.

Liquidity and Capital Resources
-------------------------------

     As of December 31, 1997, the General Partners' capital account reflects a deficit of $719,600. In view of Silver Screen's limited requirements for liquidity, short and long term evaluations do not anticipate any effect of current capital account balances on Silver Screen's cash flow.

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

     Silver Screen's tax returns were audited by the City of New York and Silver Screen had received assessments for unincorporated business tax of $675,887 covering the period from June 8, 1983(inception) through December 31, 1990. It was anticipated that additional assessments, approximating $70,000, would be issued for the years subsequent to December 31, 1990. All assessments were subject to interest.

     Silver Screen contested these assessments and on September 30, 1996, a final settlement of $106,600 (including interest) was reached with the City of New York and paid for all periods through December 31, 1995. Unincorporated business tax for 1997 will be insignificant and has not been reserved for.

     By the end of 1993, the U.S. home video rights to Silver Screen's films reverted back to Silver Screen. The Partnership plans to sell these rights, along with any other residual rights to the Films, and distribute any net proceeds, if any, to the partners. However, Silver Screen does not expect these revenues to be significant. Negotiations regarding the sale of the U.S. home video and ancillary rights to the Films were not able to be concluded in 1997, and the Managing General Partner currently expects to finalize the sale during 1998. In order to conclude this sale, any contingent liabilities that Silver Screen may have in respect of residual obligations relating to the Films must be settled or assumed by the buyer of Silver Screen's rights. It is impossible to predict the extent to which Silver Screen's remaining assets will be required to be dedicated to these contingent liabilities. To the extent that Silver Screen has assets remaining after such settlement or assumption, such assets will be distributed to the partners of Silver Screen in accordance with the Partnership Agreement.

     Silver Screen has received all payments from HBO and has recovered at least its full investment in each of its seven Films. All Film revenues (including license fees) are substantially earned. Silver Screen currently expects to dissolve by the end of 1998 upon final disposition of the remaining assets and distribution of cash to the partners.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the financial statements referenced in Item 14 of this annual report.

ITEM 9.   CHANGES IN AND  DISAGREEMENTS  WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Silver Screen is a limited partnership managed by the Managing General Partner and has no officers or directors. The Managing General Partner also serves as managing general partner of Silver Screen Partners III, L.P., a limited partnership formed to finance, own and exploit feature-length motion pictures pursuant to joint venture agreements with Walt Disney Productions ("Disney"). The officers and directors of the Managing General Partner are also officers and directors of Silver Screen Management Services, Inc. ("SSMS"), which serves as managing general partner of Silver Screen Partners IV, L.P., a limited partnership formed to finance, own and exploit feature-length motion pictures pursuant to a joint venture agreement with Disney shortly after the organization of SSMS in 1987. Neither the Limited Partners nor any general partner of Silver Screen other than the Managing General Partner has the power to participate in the management of, have any control over the business of or act for, sign for or bind Silver Screen.

     Roland W. Betts, 51, is the President, Treasurer, a Director, principal shareholder and founder of the Managing General Partner. Mr. Betts is also the President, Treasurer, a Director and principal shareholder of SSMS. He is the Individual General Partner of Silver Screen Partners, L.P., Silver Screen Partners III, L.P. and Silver Screen Partners IV, L.P. Mr. Betts has been President and a Director of International Film Investors, Inc. ("IFI"), which is the Managing General Partner of International Film Investors, L.P., since 1982 and has been an officer since 1980. Mr. Betts is also the individual General Partner of that Partnership. Mr. Betts is also the largest shareholder of the Texas Rangers Baseball Club; and the Chairman and largest shareholder of Chelsea Piers Management, Inc. which is the General Partner of Chelsea Piers, L.P., a limited partnership formed to develop and operate a major public recreation and entertainment complex at the Chelsea Piers in New York City. Prior to joining IFI in 1980, Mr. Betts was engaged in the practice of law as an attorney in the Entertainment Department of the law firm of Paul, Weiss, Rifkind, Wharton & Garrison in New York.

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

     Paul Bagley, 55, is the founding partner of Stone Pine Capital LLC (1994), and is Chairman of FCM Fiduciary Capital Managers, LLC (1989 to date), the advisor to mezzanine and private equity funds. For more than twenty years prior to 1988, Mr. Bagley was engaged in investment banking activities with Shearson Lehman Hutton Inc. and its predecessor, E.F. Hutton & Company Inc. Mr. Bagley serves as Chairman of the Board of Directors of Silver Screen Management, Inc. and International Film Investors, Inc., which manage film portfolios with aggregate assets of $1.0 billion. Mr. Bagley has served on the boards of a number of public and private companies. Currently he is on the boards of Fiduciary Capital, Hollis-Eden Pharmaceuticals, Consolidated Capital, Logan Machinery Corp. and Pacific Consumer Funding. Mr. Bagley graduated from the University of California at Berkeley in 1965 with a B.S. in Business and Economics and from Harvard Business School in 1968 with an M.B.A. in Finance.

     Tom A. Bernstein, 45, has been Executive Vice President of the Managing General Partner since June 1983 and Secretary, a Director and a principal shareholder since March 1985. He has also been Executive Vice President,
Secretary, a Director and a principal shareholder of SSMS since its organization. Mr. Bernstein is also President and Treasurer of Chelsea Piers Management, Inc. which is the general partner of Chelsea Piers, L.P.; and a limited partner of the Texas Rangers Baseball Club. Prior to June 1983, Mr. Bernstein was engaged in the practice of law as an attorney in the Entertainment Department of the law firm of Paul, Weiss, Rifkind, Wharton & Garrison in New York.

     John A. Tommasini, 53, the President of Laidlaw Global Securities, Inc., has been a Director of the Managing General Partner since 1985 and a Director of SSMS since its organization. He was Senior Vice President of Shearson Lehman Hutton from January 1988 until March 30, 1990. He was associated with E.F. Hutton & Company from 1972 until 1988 and served as First Vice President from January 1985 to January 1988. He is also an Officer and a Director of American National Security, Inc.

     William Turchyn, Jr., 52, has been a Director of the Managing General Partner and SSMS since their respective organizations. He was Executive Vice President of Shearson from January 1988 until April 1989. He was associated with E.F. Hutton & Company, Inc. from 1970 until 1988, was named First Vice President in 1982 and served as Senior Vice President from 1983 until January 1988. Mr. Turchyn is presently Chief Operating Officer of Furman Selz Capital Management.

ITEM 11.  EXECUTIVE COMPENSATION

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

                                                 During   1997,   no  cash   was
                                                 distributed   from  Disbursable
                                                 Cash  to The  Managing  General
                                                 Partner.

Roland W. Betts        Individual General        Mr. Betts is allocated  0.1% of
                        Partner                  of  the  profits,   losses  and
                                                 Disbursable   Cash.  Mr.  Betts
                                                 received no cash  therefrom  in
                                                 1997.



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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See Items 10, 11 and 12 hereof.


                                     PART IV


ITEM 14.  EXHIBITS,   FINANCIAL   STATEMENT   SCHEDULES  AND
          REPORTS ON FORM 8-K.

     (a)1. Financial Statements
     --------------------------

     The following financial statements of Silver Screen Partners, L.P. (a Limited Partnership) are included pursuant to Item 8 hereof:


                                                          Page
                                                          ----

         Independent auditors' reports .................   F-1

         Balance sheets as of December 31, 1997 and
                  1996 .................................   F-2

         Statement of operations for the years ended
                  December 31, 1997, 1996 and 1995 .....   F-3

         Statement of partners' equity for the years
                  ended December 31, 1997, 1996 and 1995   F-4

         Statement of cash flows for the years ended
                  December 31, 1997, 1996 and 1995 .....   F-5

         Notes to Financial Statements .................   F6-8

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


     (a)3. Exhibits
     --------------

          4         Certificate     and     Agreement    of    Limited
                    Partnership(1)

          10(a)     License  Agreement  dated  as of  April  19,  1983
                    between  Silver  Screen  and HBO  Film  Licensing,
                    Inc.(2)


          10(b) Memorandum of Agreement dated November 2, 1983 by and between Silver Screen and Tri-Star Pictures(3)

          10(c) Memorandum of Agreement dated November 2, 1983 by and between Silver Screen and Thorn EMI Films Ltd.(4)

          10(d) Mutual Release and Settlement Agreement, dated as of December 18, 1996 between Silver Screen and [XXXXXXXX](5)

     (b) Reports on Form 8-K
     -----------------------

     No reports on Form 8-K have been filed by Silver Screen during the last quarter of the period covered by this annual report.


----------

1 Incorporated by reference to exhibits filed with Silver Screen's Registration Statement on Form S-1, Registration No. 2-81740.

2       See footnote one.

3 Incorporated by reference to exhibits filed with Silver Screen's Annual Report on Form 10-K for the fiscal year ended December 31, 1983, File No. 0-11949.

4       See footnote three.

5       Confidential treatment is being requested for portions of this document.

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


                                            SILVER SCREEN PARTNERS, L.P.
                                            (a Delaware Limited Partnership)


                                             By   SILVER SCREEN MANAGEMENT, INC.
                                                  Managing General Partner

Dated:  March 30, 1998                       By   /s/ Roland W. Betts
                                                  ------------------------------
                                                  Roland W. Betts,
                                                  President/Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  March 30, 1998                       By   /s/ Roland W. Betts
                                                  ------------------------------
                                                  Roland W. Betts,
                                                  General Partner


                                              SILVER SCREEN MANAGEMENT, INC.
                                              Managing General Partner

Dated:  March 30, 1998                       By   /s/ Roland W. Betts
                                                  ------------------------------
                                                  Roland W. Betts,
                                                  President/Treasurer
                                                  Silver Screen Management, Inc.

Dated:  March 30, 1998                       By  /s/ Roland W. Betts           *
                                                 -------------------------------
                                                 Paul Bagley
                                                 Director,
                                                 Silver Screen Management, Inc.


Dated:  March 30, 1998                       By  /s/ Roland W. Betts           *
                                                 -------------------------------
                                                 Tom A. Bernstein
                                                 Director,
                                                 Silver Screen Management, Inc.

Dated:  March 30, 1998                      By   /s/ Roland W. Betts           *
                                                 -------------------------------
                                                 John A. Tommasini
                                                 Director,
                                                 Silver Screen Management, Inc.


Dated:  March 30, 1998                       By   /s/ Roland W. Betts          *
                                                 ------------------------------
                                                 William Turchyn, Jr.
                                                 Director,
                                                 Silver Screen Management, Inc.




----------
* By Roland W. Betts, Attorney-in-Fact