Form 10-Q
period 1998-03-31
SILVER SCREEN PARTNERS L P
filed 1998-05-15
CIK 715082

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


              (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

     The financial information set forth below is set forth in the March 31, 1998 First Quarter Report of Silver Screen Partners, L.P. (the "Partnership") filed herewith as Exhibit 20 and is incorporated herein by reference.

          Balance Sheets -- March 31, 1998 and December 31, 1997.

          Statements  of Operations -- For the Three Months ended
          March 31, 1998 and 1997.

          Statements of Partners' Equity -- For the Three Months ended March 31, 1998 and the Year ended December 31,
          1997.

          Statements  of Cash Flows -- For the Three Months ended
          March 31, 1998 and 1997.

          Notes to Financial Statements.

     The financial statements included herein are unaudited. In the opinion of the management of the Partnership, all adjustments necessary for a fair presentation of the results of operations have been included and all adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results of operations which may be expected for the entire year.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Results of Operations
         ---------------------

     Revenues for the three months ended March 31, 1998 were approximately $38,000, as compared with approximately $43,000 for the comparable three months in 1997. Revenues for the first three months of 1998 consisted of film revenues of approximately $4,000 and investment revenues of approximately $35,000 while those for the comparable period in 1997 consisted of film revenues of approximately $3,000 and investment revenues of approximately $40,000. Film revenues continue to be infrequent and unpredictable. Film revenues increased by approximately $1,000 from 1997 to 1998. Interest income decreased by approximately $5,000 from 1997 to 1998. This is due to the decrease in funds available for investment from the previous year. Interest rates for the first three months of 1998 ranged from 5.17% to 5.4%, while those for the comparable period in 1997 ranged from 5.27% to 5.53%.

     Expenses for the three months ended March 31, 1998 were approximately $37,000 as compared with approximately $35,000 for the comparable period in 1997. The Partnership expenses in general increased by approximately $2,000.

     The Partnership generated net income of approximately $1,000 for the three months ended March 31, 1998, as compared with net income of approximately $8,000 for the comparable period in 1997. The decrease in net income is due to a decrease in interest income and an increase in expenses.

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

     By the end of 1993, the U.S. home video rights to the Partnership's films reverted back to the Partnership. The Partnership plans to sell these rights, along with any other residual rights to the Films, and distribute net proceeds, if any, to the partners. However, the Partnership does not expect these revenues to be significant. Negotiations regarding the sale of the U.S. home video and ancillary rights to the Films were not concluded in 1997; the Partnership currently expects to finalize the sale during 1998. In order to conclude this sale, any contingent liabilities that the Partnership may have in respect to residual obligations relating to the Films must be settled or assumed by the buyer of the Partnership's rights. It is impossible to predict the extent to which the Partnership's remaining assets will be required to be dedicated to these contingent liabilities. To the extent that the Partnership has assets remaining after such a settlement or assumption, such assets will be distributed to the partners in accordance with the Silver Screen partnership agreement.

     During the quarter ended March 31, 1998, the Partnership made no cash distributions to the Partners because revenues generated were insufficient to warrant a distribution.


         Liquidity and Capital Resources
         -------------------------------

     As of March 31, 1998, the General Partners' capital accounts reflect a deficit of $719,593. At or prior to dissolution, this deficit will be reversed through a special allocation to the limited partners. In view of the Partnership's limited requirements for liquidity, short and long term evaluations do not anticipate any effect of current capital account balances on the Partnership's cash flow.

     The Partnership has no material requirements for liquidity, other than its general and administrative expenses and distributions to holders of Units of limited partnership interests. Such sources are considered adequate for such needs.

ITEM 3.  SELECTED FINANCIAL DATA.


SILVER SCREEN PARTNERS, L.P.
----------------------------
                                                   Three Months   Three Months
                                                      Ended          Ended
                                                  March 31, 1998 March 31, 1997
                                                  -------------- --------------

REVENUES:
  Film revenues ..............................    $     3,595       $     2,604
  Interest income ............................         34,594            39,944
                                                  -----------       -----------
                                                       38,144            42,548
EXPENSES:
  General and administrative
   expenses ..................................         37,470            35,032
                                                  -----------       -----------
Net income ...................................            674             7,516
                                                  ===========       ===========
Net income per $500
  limited partnership
  unit (based on 165,639
  Units outstanding) .........................    $       .00       $       .04
                                                  ===========       ===========

Cash distribution
  per $500 limited
  partnership unit ...........................    $      0.00       $      0.00
                                                  ===========       ===========


                                               March 31, 1998    March 31, 1997
                                               --------------    --------------

Total assets .................................    $ 2,652,288       $ 2,991,225
                                                   ==========        ==========


                       See notes to financial statements.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       (a)    Exhibits:

              Exhibit 20 -- 1998 First Quarter Report

       (b)    The Partnership did not file any reports on Form
              8-K during the quarter ended March 31, 1998.

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

                                             SILVER  SCREEN  PARTNERS,  L.P.,
                                             a Delaware limited partnership

                                             By: Silver Screen Management, Inc.,
                                                 Managing General Partner


Date:  May 15, 1998                          By:   /s/ Roland W. Betts
                                                --------------------------------
                                                   Roland W. Betts, President