Form 10-Q
period 1998-06-30
SILVER SCREEN PARTNERS L P
filed 1998-08-13
CIK 715082

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

     The financial information set forth below is set forth in the June 30, 1998 Second Quarter Report of Silver Screen Partners, L.P. (the "Partnership") filed herewith as Exhibit 20 and is incorporated herein by reference.

          Balance Sheets -- June 30, 1998 and December 31, 1997.

          Statements of Operations -- For the Three and Six Months ended June 30, 1998 and 1997.

          Statements of Partners' Equity -- For the Six Months ended June 30, 1998 and the Year ended December 31, 1997.

          Statements of Cash Flows -- For the Six Months ended June 30, 1998 and 1997.

          Notes to Financial Statements.

     The financial statements included herein are unaudited. In the opinion of the management of the Partnership, all adjustments necessary for a fair presentation of the results of operations have been included and all adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results of operations which may be expected for the entire year.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Results of Operations
     ---------------------

     Revenues for the six months and quarter ended June 30, 1998 were approximately $70,000 and $32,000, respectively, as compared with approximately $87,000 and $45,000 for the comparable periods in 1997. Revenues for the six months and second quarter of 1998 consisted of film revenues of approximately $4,000 and $0, respectively, and interest income of approximately $67,000 and $32,000, respectively, while those for the comparable periods in 1997 consisted of film revenues of approximately $7,000 and $5,000, respectively, and interest income of approximately $80,000 and $40,000, respectively. Film revenues continue to be infrequent and unpredictable. Film revenues decreased by approximately $3,000 from 1997 to 1998 while interest income decreased by approximately $13,000 from 1997 to 1998. This is due to the decrease in funds available for investment from the previous year. Interest rates for the first six months of 1998 ranged from 5.17% to 5.4%, while those for the comparable period in 1997 ranged from 5.27% to 5.6%.

     Expenses for the six months and quarter ended June 30, 1998 were approximately $119,000 and $82,000, respectively, as compared with approximately $66,000 and $31,000, respectively, for the comparable periods in 1997. The Partnership's expenses increased by approximately $53,000. The issues with the film industry guilds with respect to historical residual payment obligations were resolved during the quarter resulting in an expense of $30,187, which represents the difference between the settlement amounting to $628,460 and the reserve for other liabilities of $598,273. In addition, legal expenses increased by approximately $17,000 and expenses relating to reporting to investors by $6,000.

     The Partnership generated net loss of approximately $49,000 for the six months ended June 30, 1998, as compared with net income of approximately $21,000 for the comparable period in 1997.

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

     By the end of 1993, the U.S. home video rights to the Partnership's films reverted back to the Partnership. The Partnership plans to sell these rights, along with any other residual rights to the films, and distribute net proceeds, if any, received from such sale to the investors. However, the Partnership does not expect these revenues to be significant. Negotiations regarding the sale of the U.S. home video and ancillary rights to the Films were not concluded in 1997; the Partnership currently expects to finalize the sale during 1998. In order to conclude this sale, any contingent liabilities that the Partnership may have must be settled or assumed by the buyer of the Partnership's rights. It is impossible to predict the extent to which the Partnership's remaining assets will be required to be dedicated to these contingent liabilities. To the extent that the Partnership has assets remaining after such a settlement or assumption, such assets will be distributed to the Partners in accordance with the partnership agreement.

     During the quarter ended June 30, 1998, the Partnership made no cash distributions to the Partners because revenues generated were insufficient to warrant a distribution.

     Liquidity and Capital Resources
     -------------------------------

     As of June 30, 1998, the General Partners' capital accounts reflect a deficit of $720,091. At or prior to dissolution this deficit will be reversed through a special allocation to the limited partners. In view of the Partnership's limited requirements for liquidity, short and long term evaluations do not anticipate any effect of current capital account balances on the Partnership's cash flow.

     The Partnership has no material requirements for liquidity other than its general and administrative expenses and distributions to holders of Units of limited partnership interests. Such sources are considered adequate for such needs.

ITEM 3.  SELECTED FINANCIAL DATA.


                          SILVER SCREEN PARTNERS, L.P.

                                Three Months     Six Months   Three Months     Six Months
                                       Ended          Ended          Ended          Ended
                               June 30, 1998  June 30, 1998  June 30, 1997  June 30, 1997
                               -------------  -------------  -------------  -------------


REVENUES:
  Film revenues ...........      $       --     $     3,595    $     4,559    $     7,163
  Interest income .........           31,988         66,537         40,243         80,187
                               -------------  -------------  -------------  -------------
                                 $    31,988    $    70,132    $    44,802    $    87,350
COSTS AND EXPENSES:
  Film industry guilds
   obligation .............           30,187         30,187            --             --
  General and
   administrative
   expenses ...............           51,560         89,030         31,122         66,154
                               -------------  -------------  -------------  -------------

Net (loss) income .........      $   (49,759)   $   (49,085)   $    13,680    $    21,196
                               =============  =============  =============  =============
Net (loss) income per $500
  limited partnership
  unit (based on 165,639
  Units outstanding) ......      $     (0.30)   $     (0.29)   $      0.08    $      0.13
                               =============  =============  =============  =============


                                              June 30, 1998                 June 30, 1997
                                              -------------                 -------------

Total assets ..............                     $ 2,053,835                   $ 2,873,211
                                              =============                 =============

                       See notes to financial statements.

                           PART 11. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       (a)    Exhibits:

              Exhibit 20 -- 1998 Second Quarter Report

       (b)    The Partnership did not file any reports on Form
              8-K during the quarter ended June 30, 1998.

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

                                             SILVER  SCREEN  PARTNERS,  L.P.,
                                             a Delaware limited partnership

                                             By: Silver Screen Management, Inc.,
                                                 Managing General Partner



Date: August 13, 1998                          By:   /s/ Roland W. Betts
                                                --------------------------------
                                                   Roland W. Betts, President