Form 10-Q
period 1998-09-30
SILVER SCREEN PARTNERS L P
filed 1998-11-13
CIK 715082

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


              (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

     The financial information set forth below is set forth in the September 30, 1998 Third Quarter Report of Silver Screen Partners, L.P. (the "Partnership") filed herewith as Exhibit 20 and is incorporated herein by reference.

                    Balance  Sheets  --  September  30,  1998 and
                    December 31, 1997.

                    Statements of Operations -- For the Three and
                    Nine  Months  ended  September  30,  1998 and
                    1997.

                    Statements  of  Partners'  Equity  -- For the
                    Nine Months ended  September 30, 1998 and the
                    Year ended December 31, 1997.

                    Statements  of Cash  Flows  -- For  the  Nine
                    Months ended September 30, 1998 and 1997.

                    Notes to Financial Statements.

     The financial statements included herein are unaudited. In the opinion of the management of the Partnership, all adjustments necessary for a fair presentation of the results of operations have been included and all adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results of operations which may be expected for the entire year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Results of Operations
     ---------------------

     Revenues for the nine months and quarter ended September 30, 1998 were approximately $446,000 and $376,000, respectively, as compared with approximately $124,000 and $37,000 for the comparable periods in 1997. Revenues for the nine months and third quarter of 1998 consisted of film revenues of approximately $354,000 and $350,000, respectively, and interest income of approximately $93,000 and $26,000, respectively, while those for the comparable period in 1997 consisted of film revenues of approximately $8,000 and $0, respectively, and interest income of approximately $117,000 and $37,000, respectively. The Partnership sold its remaining rights to the portfolio for $350,000 during the quarter. Interest income decreased by approximately $24,000 from 1997 to 1998. This is due to the decrease in funds available for investment from the previous year. Interest rates for the first nine months of 1998 ranged from 4.93% to 5.4%, while those for the comparable period in 1997 ranged from 5.15% to 5.6%.

     Expenses for the nine months and quarter ended September 30, 1998 were approximately $155,000 and $36,000, respectively, as compared with approximately $98,000 and $32,000, respectively, for the comparable periods in 1997. The Partnership's expenses increased by approximately $57,000. The issues with the film industry guilds were resolved during the nine months resulting in an expense of $30,188, which represents the difference between the settlement amounting to $628,460 and the reserve for other liabilities of $598,273. In addition, legal expenses increased by approximately $17,000 and expenses relating to reporting to investors increased by $6,000.

     The Partnership generated net income of approximately $292,000 for the nine months ended September 30, 1998, as compared with net income of approximately $26,000 for the comparable period in 1997.

     The Partnership pre-licensed certain television rights (which became available one year after theatrical release) on all of its films to a subsidiary of HBO for a price determined by a formula designed to assure the Partnership a return of 100% of its original investment in each completed film. As part of this arrangement, HBO agreed to pay a minimum license fee of 50% of the Partnership's investment in each film without regard to other film revenues earned. Amounts due to the Partnership from HBO were payable five years after the United States theatrical release of each film, but not later than August 31, 1991. The Partnership has received all film revenues and the full amount of license fees from HBO.

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

     By the end of 1993, the U.S. home video rights to the Partnership's films reverted back to the Partnership. The Partnership sold these rights during the quarter and expects to dissolve by November 16, 1998 and distribute the available balance of cash at that time.

     During the quarter ended September 30, 1998, the Partnership made no cash distributions to the Partners because revenues generated were insufficient to warrant a distribution.


     Liquidity and Capital Resources
     -------------------------------

     As of September 30, 1998, the General Partners' capital accounts reflect a deficit of $716,683. At or prior to dissolution this deficit will be reversed through a special allocation to the limited partners. In view of the Partnership's limited requirements for liquidity, short and long term evaluations do not anticipate any effect of current capital account balances on the Partnership's cash flow.

     The Partnership has no material requirements for liquidity other than its general and administrative expenses and distributions to holders of Units of limited partnership interests. Such sources are considered adequate for such needs.

     The Partnership expects to dissolve by November 16, 1998 and distribute the remaining cash to the Partners.

ITEM 3.  SELECTED FINANCIAL DATA.


                                               SILVER SCREEN PARTNERS, L.P.
                                               ----------------------------

                                     Three Months         Nine Months        Three Months         Nine Months
                                            Ended               Ended               Ended               Ended
                               September 30, 1998  September 30, 1998  September 30, 1997  September 30, 1997
                               ------------------  ------------------  ------------------  ------------------
Revenues:
  Film revenues ..........         $   350,000         $   353,595         $       398         $     7,561
  Interest income ........              26,300              92,837              36,600             116,787
                                 -------------       -------------       -------------       -------------
                                   $   376,300         $   446,432         $    36,998         $   124,348
Costs and Expenses:
  Film industry
   guilds obligations ....                  -              (30,188)                 -                   -
  General and
   administrative
   expenses ..............             (35,503)           (124,533)            (32,132)            (98,286)
                                 -------------       -------------       -------------       -------------
Net income ................        $   340,797         $   291,711         $     4,866         $    26,062
                                 =============       =============       =============       =============

Net income per $500
  limited partnership
  unit (based on 165,639
  Units outstanding) .....         $      2.04         $      1.74         $      0.03         $      0.16
                                 =============       =============       =============       =============


                                                September 30, 1998                       September 30, 1997
                                                ------------------                       ------------------

Total assets .............                             $ 2,349,710                             $  2,711,889
                                                     =============                            =============


                       See notes to financial statements.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)        Exhibits:

                             Exhibit 20 -- 1998 Third Quarter Report

                  (b) The Partnership did not file any reports on Form 8-K during the quarter ended September 30, 1998.

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

                                            SILVER  SCREEN  PARTNERS,  L.P.,
                                            a Delaware limited partnership

                                            By: Silver Screen Management,  Inc.,
                                                Managing General Partner


Date:  November 13, 1998                By:    /s/ Roland W. Betts
                                            --------------------------------
                                            Roland W. Betts, President